Form 10-Q
period 1996-06-30
GENELABS TECHNOLOGIES INC /CA
filed 1996-08-09
CIK 874443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         Quarterly report pursuant to Section 13 or 15(d) of the Securities
/X/      Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _________________.


                           COMMISSION FILE NO. 0-19222

                           GENELABS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                 94-3010150
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

505 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA                          94063
   (Address of principal executive offices)                          (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 369-9500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

There were 36,343,756 shares of the Registrant's Common Stock issued and outstanding on July 31, 1996.

This report consists of 22 sequentially numbered pages. The exhibit index is located on sequentially numbered page 11.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             ASSETS
                                                                     JUNE 30,       DECEMBER 31,
                                                                       1996            1995
                                                                    -----------     ------------
                                                                    (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                         $     784       $  22,557
   Short-term investments                                               23,187            --
   Accounts receivable                                                   3,276           2,489
   Inventories                                                           3,216           3,336
   Other current assets                                                    480             716
                                                                     ---------       ---------
Total current assets                                                    30,943          29,098
Property and equipment, net                                              1,730           1,945
Investment in Genelabs Biotechnology Ltd.                                4,843           4,828
Other assets                                                               186             327
                                                                     ---------       ---------
                                                                     $  37,702       $  36,198
                                                                     =========       =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term obligations                         $     227       $   3,200
    Accounts payable and other accrued liabilities                       4,273           5,002
    Accrued compensation and related expenses                            1,711           2,120
                                                                     ---------       ---------
 Total current liabilities                                               6,211          10,322
 Long-term obligations, excluding current portion                           66             124
 Shareholders' equity:
    Preferred stock                                                      9,682           9,682
    Common stock                                                       126,538         115,002
    Accumulated deficit                                               (104,795)        (98,932)

                                                                     ---------       ---------
 Total shareholders' equity                                             31,425          25,752
                                                                     ---------       ---------
                                                                     $  37,702       $  36,198
                                                                     =========       =========

           See notes to condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,               ENDED JUNE 30,
                                                          1996           1995          1996           1995
                                                        --------       --------      --------       --------
Revenues:
   Product sales                                        $  2,971       $  2,672      $  5,713       $  4,811
   Contract and other                                        316            659           529          1,274
    Chiron/Ortho diagnostics alliance                         --          4,000            --          6,000
                                                        --------       --------      --------       --------
        Total revenues                                     3,287          7,331         6,242         12,085
                                                        --------       --------      --------       --------
Operating costs and expenses:
   Cost of product sales                                   1,527          1,626         2,996          2,849
   Purchased in-process research and development
                                                              --             --            --            949
   Research and development                                2,551          2,589         4,996          5,512
   Selling, general and administrative                     2,307          2,450         4,446          4,643
                                                        --------       --------      --------       --------
        Total operating costs and expenses                 6,385          6,665        12,438         13,953
                                                        --------       --------      --------       --------
Operating (loss)/income                                   (3,098)           666        (6,196)        (1,868)
Interest income/(expense), net                               287             18           528            (22)
Other (expense)/income                                       (67)            24          (150)           203
Equity in income/(loss) of Genelabs Biotechnology,
  Ltd                                                         27             --           (50)            --
                                                        --------       --------      --------       --------
Net (loss)/income                                       $ (2,851)      $    708      $ (5,868)      $ (1,687)
                                                        ========       ========      ========       ========

Net (loss)/income per share                             $  (0.08)      $   0.02      $  (0.17)      $  (0.07)
                                                        ========       ========      ========       ========

Weighted average shares outstanding                       36,236         31,887        34,978         24,558
                                                        ========       ========      ========       ========

           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                           1996                 1995
                                                                         --------             --------
Cash flows from operating activities:
   Net loss                                                              $ (5,868)            $ (1,687)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                  426                  567
       Amortization of unearned contract revenue                               --                 (667)
       Purchased in-process research and development                           --                  949
       Equity in loss of Genelabs Biotechnology, Ltd.                          50                   --
         Changes in assets and liabilities:
         Receivables                                                         (787)                (409)
         Inventories                                                          120                  141
         Accounts payable, accrued compensation
             and other accrued liabilities                                 (1,138)                 (99)
         Other assets/liabilities                                             236                  230
                                                                         --------             --------
   Net cash used in operating activities                                   (6,961)                (975)
                                                                         --------             --------

Cash flows from investing activities:
   Purchases of securities available-for-sale                             (25,000)                  --
   Proceeds from sale of securities available-for-sale                      1,813                   --
   Maturities of securities available-for-sale                                 --                1,031
   Capital expenditures                                                      (211)                (315)
   Other                                                                       78                  386
                                                                         --------             --------
   Net cash (used in)/provided by investing activities                    (23,320)               1,102
                                                                         --------             --------

Cash flows from financing activities:
   Payments on long-term obligations                                       (3,031)                 (32)
   Proceeds from issuance of convertible preferred stock, net                  --                9,713
   Proceeds from issuance of common stock, net                             11,537                  154
                                                                         --------             --------
   Net cash provided by financing activities                                8,506                9,835
                                                                         --------             --------
   Effect of exchange rate change on cash                                       2                   45
                                                                         --------             --------
   Net (decrease)/increase in cash and cash equivalents                   (21,773)              10,007
   Cash and cash equivalents, beginning of the period                      22,557                3,562
                                                                         --------             --------
   Cash and cash equivalents, end of the period                          $    784             $ 13,569
                                                                         ========             ========

           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or "the Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended by its Form 10-K/A, for the year ended December 31, 1995.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.  INVENTORIES

The components of inventory are as follows (in thousands):

                                               June 30,                       December 31,
                                                 1996                             1995
                                               --------                       ------------
Finished goods                                  $1,150                           $1,260
Work-in-process                                    278                              167
Raw materials                                    1,788                            1,909
                                                ------                           ------

                                                $3,216                           $3,336
                                                ======                           ======

3.   EXERCISE OF WARRANTS

In 1995, the Company issued 6.5 million shares of common stock through a private offering. Each purchaser of these shares was also eligible to receive a warrant to purchase one-half share of common stock for each share purchased in the offering and held until a specified date. The Company had the option to call the warrants if Genelabs' common stock price averaged $5.50 or more over any consecutive 30 trading day period. In February 1996, this target was met and the Company exercised its right to call all warrants issuable in connection with this private offering. During February and March 1996, approximately 3.2 million additional shares of the Company's common stock were issued at $3.39 per share as a result of the exercise of the warrants, resulting in net proceeds of approximately $10.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays by the U.S. Food and Drug Administration ("FDA") and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed in the Company's 1995 Annual Report on Form 10-K, 10-K/A and other filings with the U.S. Securities and Exchange Commission.

OVERVIEW

Genelabs is an international biopharmaceutical and diagnostics company focused on viral and immunological disorders. The Company's mission is to conduct targeted research, exploit new technologies, develop innovative drugs for diseases such as lupus, and commercialize diagnostic and biopharmaceutical products.

Using Genelabs' core technologies and expertise in drug and viral discovery, the Company is engaged in the research and development of potential new therapeutics and vaccines, both internally and through collaborations with academic institutions and corporations. The Company's diagnostics business is generating current revenue and expects to generate future revenue from the sale of viral and other diagnostic products, although diagnostic product revenues are not anticipated to offset the Company's total operating expenses.

The Company expects to continue to invest in biopharmaceutical product research and development. Substantial revenue from the sale of biopharmaceutical products is not expected until the launch of its first biopharmaceutical products, which is not expected to occur for several years, if at all. The Company is seeking collaborations for certain of its technologies with other pharmaceutical companies to maximize sales of products that may result from those technologies and to obtain funding for a portion of its research and development expenses. However, Genelabs expects to continue to incur operating losses for at least the next several years.

RESULTS OF OPERATIONS

Revenues

Revenues include both diagnostic product sales and contract and other revenue.

Diagnostic product sales were $3.0 million for the three months ended June 30, 1996, compared to $2.7 million for the same period in 1995. For the six months ended June 30, 1996, diagnostic product sales were $5.7 million compared to $4.8 million for the same period in 1995. For both the three and six month periods ended June 30, 1996, the most notable increases in product sales were for the Company's Western Blot and Rapid Test products.

Contract and other revenues include licensing, milestone and research and development payments. Contract and other revenue, exclusive of the 1995 up-front payments received from Chiron Corporation ("Chiron") and Ortho Diagnostic Systems, Inc. ("Ortho"), was $0.3 million and $0.5 million for the three and six month periods ended June 30, 1996, respectively, compared to $0.7 million and $1.3 million for the same periods in 1995. The revenue received from Chiron and Ortho will be discussed separately in the following paragraph. The 1996 decreases, compared to the same period in 1995, were primarily due to the recognition in 1995 of deferred revenue received in an earlier year for a collaboration to develop a vaccine for the hepatitis E virus.

For the three months ended June 30, 1995, contract and other revenue included $4.0 million from a collaboration with Chiron and Ortho for development of diagnostic products for the hepatitis G virus ("HGV"), which was discovered by Genelabs. For the six months ended June 30, 1995, contract and other revenue included $6.0 million from this collaboration. Because this revenue represented up-front payments from the signing of an agreement, there was no comparable revenue in 1996. Contract and other revenues recognized in the future will be dependent upon the Company's achieving milestones under current agreements and entering into new research and development and licensing agreements with corporate collaborators.

Cost of Product Sales

Despite the previously noted increase in diagnostic sales for the second quarter of 1996 compared to the second quarter of 1995, the cost of product sales decreased to $1.5 million, compared to $1.6 million for the same period in 1995. Cost of product sales as a percentage of product sales decreased to 51% from 61% for the same periods. The decrease in cost of product sales, both in dollars and as a percentage of product sales, reflects higher sales levels of more profitable products and better production yields.

For the first six months of 1996, cost of product sales was $3.0 million compared to $2.8 million for the same period in 1995. The increase in cost of product sales occurred because of the higher sales levels. Gross margins improved due to better production yields and higher sales levels of more profitable products.

Research and Development Expenses

The Company's research and development expenses were $2.6 million for both the three months ended June 30, 1996 and the three months ended June 30, 1995. For the six months ended June 30, 1996, research and development expenses were $5.0 million compared to $5.5 million for the same period in 1995. This reduction reflects the Company's concentration of available funds on certain projects while reducing or eliminating others. The Company's principal ongoing research and development expenses are directed toward its priority programs, in particular, the clinical development of GL701 (DHEA) for lupus and research activities concerning DNA-binding technology and the hepatitis G virus.

In the first quarter of 1995, the Company recorded a nonrecurring, noncash charge of $0.9 million for purchased in-process research and development for the fair market value of shares issued in 1995 in connection with the 1993 acquisition of Genelabs Diagnostics (Pte.) Ltd.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.3 million and $2.5 million for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, selling, general and administrative expenses were $4.5 million and $4.6 million, respectively. The decline in these expenses reflects the Company's continuing efforts to contain operating expenses.

Interest Income/(Expense), Net

Net interest income increased in 1996 over the comparable periods of 1995 due to higher average cash and short-term investment balances.

Net Loss

The Company has operated at a loss since its inception and had an accumulated deficit of $104.8 million as of June 30, 1996. The net loss for the three months ended June 30, 1996 was $2.9 million, compared to net income of $0.7 million for the same period in 1995. In comparing these two periods, it is important to note that in 1995 $4.0 million in revenue was recognized in connection with the above-noted collaboration among Genelabs, Chiron and Ortho. Excluding this collaboration revenue, the Company's net loss improved by $0.4 million, primarily due to increased gross margin on the Company's diagnostic product sales.

For the six months ended June 30, 1996, the net loss was $5.9 million, compared to a loss of $1.7 million for the same period in 1995. Excluding the $6.0 million collaboration revenue from Chiron and Ortho recognized in the first six months of 1995, the net loss improved by $1.8 million, primarily due to improved gross margins on the Company's diagnostic product sales and noncash costs of $0.9 million recognized in the first quarter of 1995, related to a previous year's acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments totaling $24.0 million at June 30, 1996, compared to $22.6 million at December 31, 1995. In the first quarter of 1996, the Company received $10.3 million from the exercise of warrants issued in connection with an August 1995 private placement and the Company paid $2.8 million upon the maturity of its subordinated convertible debentures. Excluding these two items, cash, cash equivalents and short-term investments would have declined by $6.1 million for the six months ended June 30, 1996. This decline is attributable primarily to the Company's operating activities which used $7.0 million during this six-month period, partially offset by additional proceeds from the issuance of stock unrelated to the warrants.

The Company has funded its operations since inception primarily through public and private offerings of its common stock, private offerings of its preferred stock, contract revenues and product sales. The Company has no bank debt or other credit lines.

Genelabs' expects to incur substantial additional costs, including costs for clinical trials for products currently under development. The amount of the additional costs, as well as increased expenditures necessary for working capital and capital requirements, will depend on numerous factors, including the timing and outcome of any regulatory actions related to the Company's products. In addition, funding requirements will depend on the progress of the Company's research and development programs as well as its ability to establish and maintain collaborations with other pharmaceutical companies to fund these programs.

The Company anticipates that its current resources, expected revenues from existing collaborative agreements and continued efforts to minimize expenses will enable it to maintain its current and planned operations at least through 1997. Thereafter, the Company may need to raise additional funding, for which the Company is pursuing several options, including collaborative research and development arrangements with pharmaceutical companies. There can be no assurance that additional funds will be available on favorable terms, if at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties the right to commercialize products or technologies that the Company would otherwise seek to develop itself.

Certain Business Risks

Genelabs is at an early stage of development. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over the next several years. The development of the Company's proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities. The Company's technologies, including DNA-binding technology, are in many cases new and still under development. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of lupus, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. Genelabs currently is discussing the possibility of drug discovery research collaborations using its DNA-binding technology with various pharmaceutical companies. No assurance can be given as to the ability of the Company to complete an agreement with such a collaborator on a timely basis or at all.

The Company currently is conducting Phase III clinical trials for GL701. No assurance can be given as to the results of these trials, the safety or efficacy of this drug candidate or, in any event, the ability of Genelabs to obtain regulatory approval for the commercialization of the drug candidate. The active ingredient in GL701 is dehydroepiandrosterone ("DHEA"). DHEA is currently being marketed by others as an over the counter dietary supplement. The Company believes that DHEA is a drug that is subject to regulation and approval by the FDA. The Company further believes that in several instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or selling prices of GL701.

The Company is continuing its research and development efforts related to the hepatitis G virus. However, Genelabs has recently reduced expenditures on this program. While the presence of this virus has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, the Company and its collaborators are still seeking to determine the nature and severity of any diseases specifically caused by HGV. In order to test for HGV generally in the blood banks, the Company and its licensors are continuing efforts to develop a serological assay. To date, no such assay has been introduced.

The Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection or patents and proprietary rights and the possibility of infringement of the proprietary rights of others, government regulation, and uncertainties regarding health care reform.

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 1996, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                          Affirmative      Withheld
                                                             Votes           Votes
1.   Election of the Company's Directors:
          Irene A. Chow                                    30,750,494       540,335
          Edgar G. Engleman                                30,706,638       584,191
          Zhongxin M. Gong                                 30,748,134       542,695
          Arthur Gray, Jr.                                 30,737,334       553,495
          H.H. Haight                                      30,750,464       540,365
          Frank F.C. Kung                                  30,740,479       550,350
          Damaris Skouras                                  30,548,055       742,774
          Max Wilhelm                                      30,748,134       542,695

                                                          Affirmative     Negative
                                                             Votes         Votes              Abstentions
2.   Approval of the amendment to the 1995
       Employee Stock Option Plan                          26,787,239     2,285,381           2,218,209 *

3.   Approval of the amendment to the
       1987 Directors' Stock Option Plan                   28,016,349       693,970           2,580,510 *

4.   Ratification of Ernst & Young LLP as
       independent certified public accountants            30,954,069        35,840             300,920

*    Includes 1,807,850 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


10.30 Registrant's 1996 Genelabs Biotechnology. Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (File No. 33-34806) filed on May 7, 1996 (the "May 1996 Form S-8")).

10.31 Registrant's Non-Plan Stock Option (incorporated herein by reference to
   Exhibit 4.05 to the May 1996 Form S-8).

10.32 Registrant's 1992 Restricted Stock Award Plan, as amended (incorporated herein by reference to Exhibit 4.06 to the May 1996 Form S-8).

10.33 Registrant's 1995 Employee Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 (File No. 333-05769) filed on June 12, 1996).

10.34 Registrant's 1991 Employee Stock Purchase Plan, as amended.


(b)  REPORTS ON FORM 8-K

During the quarter ended June 30, 1996, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENELABS TECHNOLOGIES, INC.
                                       (Registrant)

     PRINCIPAL EXECUTIVE OFFICER:

                                                /s/ IRENE A. CHOW
Date: August 8, 1996                   _____________________________________
                                                  IRENE A. CHOW
                                       President and Chief Executive Officer

     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                                                /s/ CYNTHIA E. NATHAN
  Date: August 8, 1996                  _____________________________________
                                                  CYNTHIA E. NATHAN
                                              Vice President, Controller