Form 10-Q
period 1996-09-30
GENELABS TECHNOLOGIES INC /CA
filed 1996-11-07
CIK 874443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____ .



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


There were 36,371,018 shares of the Registrant's Common Stock issued and outstanding on November 1, 1996.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          GENELABS TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                            1996                  1995
                                                                            ----                  ----
                                                                         (Unaudited)             (Note)
Current assets:
     Cash and cash equivalents                                             $   1,090             $  22,557
     Short-term investments                                                   20,524                    --
                                                                           ---------             ---------
   Cash, cash equivalents and short-term investments                          21,614                22,557
   Accounts receivable                                                         2,951                 2,489
   Inventories                                                                 3,297                 3,336
   Other current assets                                                          784                   716
                                                                           ---------             ---------
Total current assets                                                          28,646                29,098
Property and equipment, net                                                    1,534                 1,945
Investment in Genelabs Biotechnology Ltd.                                      4,731                 4,828
Other assets                                                                     139                   327
                                                                           =========             =========
                                                                           $  35,050             $  36,198
                                                                           =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term obligations                               $     215             $   3,200
    Accounts payable and other accrued liabilities                             4,180                 5,002
    Accrued compensation and related expenses                                  1,936                 2,120
                                                                           ---------             ---------
 Total current liabilities                                                     6,331                10,322
 Long-term obligations, excluding current portion                                 --                   124
 Shareholders' equity:
    Preferred stock                                                            9,682                 9,682
    Common stock                                                             126,755               115,002
    Accumulated deficit                                                     (107,718)              (98,932)
                                                                           ---------             ---------
 Total shareholders' equity                                                   28,719                25,752
                                                                           ---------             ---------
                                                                           $  35,050             $  36,198
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

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                             1996                   1995                 1996                1995
                                                             ----                    ----                ----                ----
     Revenues:
   Product sales                                            $  2,863             $  2,663             $  8,576             $  7,474
   Chiron/Ortho diagnostics alliance                              --                   --                   --                6,000
    Contract and other                                           243                  488                  772                1,762
                                                            --------             --------             --------             --------
        Total revenues                                         3,106                3,151                9,348               15,236
                                                            --------             --------             --------             --------
Operating costs and expenses:
   Cost of product sales                                       1,685                1,529                4,681                4,378
   Purchased in-process research and development
                                                                  --                   --                   --                  949
   Research and development                                    2,407                3,283                7,403                8,795
   Selling, general and administrative                         2,233                2,237                6,679                6,880
                                                            --------             --------             --------             --------
        Total operating costs and expenses                     6,325                7,049               18,763               21,002
                                                            --------             --------             --------             --------
Operating loss                                                (3,219)              (3,898)              (9,415)              (5,766)
Interest income, net                                             336                  250                  864                  228
Other income/(expense)                                            70                  102                  (80)                 305
Equity in loss of Genelabs Biotechnology, Ltd.                  (112)                  --                 (162)                  --
                                                            --------             --------             --------             --------
Net loss                                                    $ (2,925)            $ (3,546)            $ (8,793)            $ (5,233)
                                                            ========             ========             ========             ========

Net loss per share                                          $  (0.08)            $  (0.12)            $  (0.25)            $  (0.20)
                                                            ========             ========             ========             ========

Weighted average shares outstanding                           36,356               28,393               35,438               25,836
                                                            ========             ========             ========             ========







            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1996                1995
                                                                                   ----                ----
Cash flows from operating activities:
   Net loss                                                                    $ (8,793)            $ (5,233)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                        626                  819
       Amortization of unearned contract revenue                                     --                 (889)
       Purchased in-process research and development                                 --                  949
       Equity in loss of Genelabs Biotechnology, Ltd.                               162                   --
         Changes in assets and liabilities:
         Receivables                                                               (462)                (623)
         Inventories                                                                 39                  166
         Accounts payable, accrued compensation
             and other accrued liabilities                                       (1,006)                 444
         Other assets/liabilities                                                   (68)                 331
                                                                               --------             --------
   Net cash used in operating activities                                         (9,502)              (4,036)
                                                                               --------             --------

Cash flows from investing activities:
   Purchases of securities available-for-sale                                   (25,000)                  --
   Proceeds from sale of securities available-for-sale                            4,476                1,031
   Capital expenditures                                                            (411)                (395)
   Other                                                                            319                  458

                                                                               --------             --------
   Net cash (used in)/provided by investing activities                          (20,616)               1,094
                                                                               --------             --------

Cash flows from financing activities:
   Payments on long-term obligations                                             (3,109)                (120)
   Proceeds from issuance of convertible preferred stock, net                        --                9,707
   Proceeds from issuance of common stock, net                                   11,753               19,485
                                                                               --------             --------
   Net cash provided by financing activities                                      8,644               29,072
                                                                               --------             --------
   Effect of exchange rate change on cash                                             7                   38
                                                                               --------             --------
   Net (decrease)/increase in cash and cash equivalents                         (21,467)              26,168
   Cash and cash equivalents, beginning of the period                            22,557                3,562
                                                                               --------             --------
   Cash and cash equivalents, end of the period                                   1,090               29,730
   Short-term investments, end of period                                         20,524                   --
                                                                               --------             --------
   Cash, cash equivalents and short-term investments, end of period            $ 21,614             $ 29,730
                                                                               ========             ========


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or "the Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended by its Form 10-K/A, for the year ended December 31, 1995.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.  INVENTORIES

The components of inventory are as follows (in thousands):

                            September 30,        December 31,
                               1996                 1995
                               ----                 ----
Finished goods                $1,052               $1,260
Work-in-process                  317                  167
Raw materials                  1,928                1,909
                              ------               ------
                              $3,297               $3,336
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

OVERVIEW

Genelabs is an international biopharmaceutical and diagnostics company focused on gene-regulating drug discovery and viral and immunological disorders. The Company's mission is to conduct targeted research, exploit new technologies, develop innovative drugs for diseases such as lupus, and commercialize diagnostic and biopharmaceutical products.

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

Diagnostic product sales were $2.9 million for the three months ended September 30, 1996, compared to $2.7 million for the same period in 1995. For the nine months ended September 30, 1996, diagnostic product sales were $8.6 million compared to $7.5 million for the same period in 1995. For both the three and nine month periods ended September 30, 1996, the most notable increases in product sales were for the Company's Western Blot products.

Contract and other revenue includes licensing, royalties, milestone and research and development payments. Contract and other revenue was $0.2 million and $0.8 million for the three and nine month periods ended September 30, 1996, respectively, compared to $0.5 million and $1.8 million for the same periods in 1995. The decreases in 1996 compared to the same periods in 1995 were primarily due to the recognition in 1995 of deferred revenue received in an earlier year for a collaboration to develop a vaccine for the hepatitis E virus.

For the nine month period ended September 30, 1995, the Company also recognized revenue of $6.0 million from a collaboration with Chiron Corporation ("Chiron") and Ortho Diagnostic Systems, Inc. ("Ortho") for development of diagnostic products for the hepatitis G virus ("HGV"), which was discovered by Genelabs. Because this revenue represented up-front payments from the signing of an agreement, there was no comparable revenue in 1996.

Contract and other revenues recognized in the future will be dependent upon the Company's achieving milestones under current agreements and entering into new research and development and licensing agreements with corporate collaborators. There can be no assurance such milestones will be achieved or that the Company will enter into new collaborations.

Cost of Product Sales

The cost of product sales increased to $1.7 million during the third quarter of 1996, compared to $1.5 million for the same period in 1995 due to the increase in product sales. The gross margin decreased to 41% in the third quarter of 1996 compared to 43% in the third quarter of 1995 due to differences in the mix of products sold in each period.

For the first nine months of 1996, cost of product sales was $4.7 million compared to $4.4 million for the same period in 1995. The increase in cost of product sales again occurred because of the higher sales levels in 1996. Gross margins have improved from 41% to 45% due to better production yields and higher sales levels of more profitable products.

Research and Development Expenses

The Company's research and development expenses were $2.4 million for the three months ended September 30, 1996 compared to $3.3 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, research and development expenses were $7.4 million compared to $8.8 million for the same period in 1995. These reductions reflect the Company's concentration of available funds on certain projects while reducing or eliminating others. The Company's principal ongoing research and development expenses are directed toward its priority programs, in particular the clinical development of GL701
(DHEA) for lupus and research activities concerning DNA-binding technology.

In the first quarter of 1995, the Company recorded a nonrecurring, noncash charge of $0.9 million for purchased in-process research and development for the fair market value of shares issued in 1995 in connection with the 1993 acquisition of Genelabs Diagnostics (Pte.) Ltd.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the each of the quarters ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, selling, general and administrative expenses were $6.7 million and $6.9 million, respectively. The decline in these expenses reflects the Company's continuing efforts to contain operating expenses.

Interest Income/(Expense), Net

Net interest income increased in 1996 over the comparable periods of 1995 due to higher average cash and short-term investment balances.

Net Loss

The Company has operated at a loss since its inception and had an accumulated deficit of $107.7 million as of September 30, 1996. The net loss for the three months ended September 30, 1996 was $2.9 million, compared to a net loss of $3.5 million for the same period in 1995. The lower net loss is primarily due lower research and development expenses as the Company continues to concentrate its efforts on fewer selected projects.

For the nine months ended September 30, 1996, the net loss was $8.8 million, compared to a net loss of $5.2 million for the same period in 1995. Excluding the $6.0 million collaboration revenue from Chiron and Ortho recognized in the first nine months of 1995, the net loss improved by $2.4 million, primarily due to improved gross margins on the Company's diagnostic product sales, lower research and development expenses and noncash costs of $0.9 million recognized in the first quarter of 1995, related to a previous year's acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments totaling $21.6 million at September 30, 1996, compared to $22.6 million at December 31, 1995. In the first quarter of 1996, the Company received $10.3 million from the exercise of warrants issued in connection with an August 1995 private placement and the Company paid $2.8 million upon the maturity of its subordinated convertible debentures. Excluding these two items, cash, cash equivalents and short-term investments would have declined by $8.4 million for the nine months ended September 30, 1996. This decline is attributable primarily to the Company's operating activities which used $9.5 million during this period, partially offset by additional proceeds from the issuance of stock unrelated to the warrants.

The Company has funded its operations since inception primarily through public and private offerings of its common stock, private offerings of its preferred stock, contract revenues and product sales. The Company has no bank debt or open credit lines.

Genelabs expects to incur substantial additional costs, including costs for clinical trials for products currently under development. The amount of the additional costs, as well as increased expenditures necessary for working capital and capital requirements, will depend on numerous factors, including but not limited to the timing and outcome of any regulatory actions related to the Company's products. In addition, funding requirements will depend on the progress of the Company's research and development programs as well as its ability to establish and maintain collaborations with other pharmaceutical companies to fund these programs.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


There are no exhibits required to be filed.



(b)  REPORTS ON FORM 8-K

During the quarter ended September 30, 1996, the Company filed no Current Reports on Form 8-K.




                                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GENELABS TECHNOLOGIES, INC.
                                           (Registrant)



     PRINCIPAL EXECUTIVE & FINANCIAL OFFICER:


                                                 /s/ IRENE A. CHOW
       Date: November 6, 1996              _________________________________
                                                     IRENE A. CHOW
                                           President and Chief Executive Officer