Form 10-K405
period 1996-12-31
GENELABS TECHNOLOGIES INC /CA
filed 1997-03-26
CIK 874443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X]
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-19222

                          GENELABS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-3010150
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                              505 PENOBSCOT DRIVE
                         REDWOOD CITY, CALIFORNIA 94063
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 369-9500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                         AS OF FEBRUARY 28, 1997
                                                                         ------------------------
  Aggregate market value of the voting stock held by non-affiliates of
    the Registrant:                                                                  $218,500,000
  Number of shares of Common Stock outstanding:                                        39,212,846

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.
================================================================================

                          GENELABS TECHNOLOGIES, INC.

                ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 1996

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.    Business....................................................................    1
Item 2.    Properties..................................................................   13
Item 3.    Legal Proceedings...........................................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........................   14
Item 4A.   Executive Officers of the Registrant........................................   14
PART II
Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.......   15
Item 6.    Selected Consolidated Financial Data........................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of     16
           Operations..................................................................
Item 8.    Consolidated Financial Statements and Supplementary Data....................   19
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial      19
           Disclosure..................................................................
PART III
Item 10.   Directors and Executive Officers of Registrant..............................   19
Item 11.   Executive Compensation......................................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   19
Item 13.   Certain Relationships and Related Transactions..............................   19
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   20
SIGNATURES.............................................................................   23

---------------
Genelabs(R) and Merlin(TM) are trademarks of Genelabs Technologies, Inc. This Form 10-K also includes trade names and trademarks of companies other than Genelabs Technologies, Inc.

                                     PART I

ITEM 1.  BUSINESS.

     All statements in this 10-K that are not historical are forward-looking statements which involve a number of risks and uncertainties, including but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data and results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially include, but are not limited to, those discussed in "Risk Factors" at the end of this Item 1 (page 10 through 13 of this Report). Shareholders and prospective investors in the Company should carefully consider these risk factors.

     Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a global biopharmaceutical and diagnostics company focused on gene-regulating drug discovery, infectious diseases including hepatitis and immunological disorders including lupus. Using Genelabs' core technologies and expertise in drug and viral discovery, the Company is engaged in the research and development of potential new therapeutics, diagnostic tests and vaccines, both internally and through collaborations with academic institutions and corporations.

     The Company's lead pharmaceutical product, GL701, is in Phase III clinical trials as a new therapy for systemic lupus erythematosus. The lead research program is based on a proprietary enabling technology, Merlin, for creating genespecific, small organic, DNA-binding molecules. The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd., located in Singapore ("GLD"). GLD's products are a focused mix of Western Blot assays and rapid and ELISA tests, primarily sold in major markets in Europe and Asia. Genelabs has a 40% interest in a Taiwan-based company, Genelabs Biotechnology, Ltd. ("GBL"). This biopharmaceutical alliance is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals, vaccines and other health care products for the rapidly expanding Asian market.

     The Company's business is comprised of its discovery technologies, drug development programs, diagnostic business and its Asian biopharmaceutical alliance.

     The following discussion reviews each of these areas of the Company's business.

  Discovery Technologies

     Genelabs' expertise and proprietary technology are directed toward the discovery of gene-regulating drugs, novel immunomodulatory genes and new viruses.

  Gene Regulating Drugs

     The main focus of the Company's research program is to discover sequence-specific, low molecular weight DNA-binding molecules which target the regulatory regions of certain disease-causing genes. The Company's aim is for these sequence specific DNA-binding molecules to be used to inhibit the binding of critical regulatory proteins to these regulatory regions and produce changes in the activity of the disease-causing genes. The Company believes that this approach has the potential for therapeutic application in a wide variety of disease indications. A fundamentally enabling element of Genelabs' approach to the design of DNA-binding molecules is provided through the use of the Company's proprietary Merlin technology, which is able to identify DNA-binding molecules and determine the DNA sequence preference effective in protein displacement. The Company believes that Merlin can enable the discovery of novel DNA-binding chemistries from complex mixtures and the characterization of these molecules, which could permit the design of molecules that can be optimized and targeted to specific gene sequences.

     The list of human genes that have been identified and characterized as having an association with various disease states is growing rapidly. This wealth of information must be translated, and the functions of disease-associated genes must be elucidated in order for conventional drug discovery processes to be used to combat these diseases. Genelabs' approach is to directly target the regulatory regions of disease-associated genes.

These regulatory or promoter regions are sequences that lie adjacent to the coding sequences of a gene. Merlin is designed to operate by evaluating small molecules for their effectiveness in displacing proteins from DNA, which provides important information about the molecules' function concerning their desirable properties for DNA-binding. The ability to control gene expression offers the potential opportunity to create an entirely new class of drugs, sequence-specific DNA-binding drugs, targeted to the regulatory sequences of disease-causing genes.

     The characterization of DNA-binding molecules using Merlin has demonstrated different sequence preferences for different molecules. Through collaborative efforts with a molecular modeling firm, several compounds have been designed, synthesized and tested to demonstrate that the concept of building sequence-specific DNA-binding drugs is valid. This first series of sequence-specific, DNA-binding molecules are research tools which have allowed Genelabs scientists to demonstrate experimentally that the treatment of human cells with these molecules results in the altered expression of a few genes while exerting little effect on the expression of other genes. Furthermore, preliminary evidence indicates specific effects on the expression of two predicted target genes. Collectively, these data suggest that pharmaceuticals developed using this technology can be targeted to specific genes; and due to sequence-specificity and high binding affinity, it is anticipated that these pharmaceuticals can be more efficacious and less toxic than the currently known DNA-binding drugs. The Merlin technology is in the early stage and still under development. See Risk Factor "Early Stage of Development".

     In December 1996, the Company signed a collaborative research and license agreement with The DuPont Merck Pharmaceutical Company ("DuPont Merck") to jointly develop small molecule gene-regulating drugs using technology developed by Genelabs, including its Merlin assay system. Under this collaboration, the Company and DuPont Merck will jointly conduct a drug discovery program directed towards a number of target genes. Each company will have the right to develop or out-license products resulting from a shared database of compounds and chemistries developed by the collaboration, although DuPont Merck will have certain exclusive rights to pharmaceutical products resulting from the collaboration. Under the terms of the agreement, the Company received an up-front payment and will receive research funding for at least two years. The Company will also receive payments for milestones reached for each gene target as well as royalty payments for each successful product resulting from this collaboration. However, there can be no assurance that the milestones will be achieved or that the Company or DuPont Merck will be successful in identifying DNA-binding compounds for the selected target genes.

     Genelabs currently is discussing the possibility of additional drug discovery research collaborations using its DNA-binding technology with various other pharmaceutical companies. No assurance can be given as to the ability of the Company to complete an agreement with any additional collaborators on a timely basis or at all.

     The Company has received two U.S. patents with claims relating to the Merlin assay technology and for therapies in which a small molecule drug acts by binding to a sequence-specific region of a gene and displacing a regulatory protein from its binding site. Patents with claims relating to the Merlin assay technology also have issued in Canada and Australia. In addition, the Company has filed several U.S. and foreign patent applications containing claims relating to various aspects of the technology. See Risk Factor "Uncertainties Regarding Patents and Trade Secrets".

  Novel Immunomodulatory Genes

     The Company's scientists have used advanced technologies to isolate novel human genes encoding immunomodulatory molecules such as cytokines, cytokine receptors, and immunomodulatory transcription factors from a large cluster of immunomodulatory genes encoded on human chromosome 5.

     Using a positional cloning method called direct selection, the Company's researchers have selected cDNAs from genes encoded within the immunomodulatory gene cluster on chromosome 5. The cDNAs are then prioritized by several methods in order to select the genes of potential commercial interest for further investigation. During this prioritization process, the cDNAs were subjected to simple tests to determine which of the cDNAs are encoded by novel genes from chromosome 5 and further, which of the novel genes are expressed selectively in immunomodulatory cell types, such as bone marrow, activated T cells or B cells. Using this approach, the Company's researchers have identified numerous cDNAs encoded by human chromosome 5 that are expressed in immunomodulatory cells. Patent applications have been filed in the United States to claim these novel sequences. The Company is actively pursuing funding through potential external collaborators to investigate the biological function and commercial potential of these genes and to isolate additional novel human genes. No assurance can be given as to the ability of the Company to complete an agreement with any additional collaborators on a timely basis or at all.

  Novel Viruses

     Although diagnostic products for certain hepatitis viruses have existed since the 1970s, Genelabs believed that there were additional types of blood-borne viral hepatitis for which the causative agent had not yet been identified. Based on this belief, Genelabs initiated a collaboration with investigators at the Centers for Disease Control and Prevention ("CDC") and the National Institutes of Health ("NIH") to identify residual cases of viral hepatitis that remained unaccounted for following the implementation of testing for known hepatitis viruses.

     Genelabs scientists, together with scientific collaborators from the CDC, were the first to isolate and identify hepatitis E virus ("HEV"), the major causative agent of orally transmitted non-A, non-B hepatitis which is principally associated with contaminated water in developing countries. In August 1992, Genelabs granted SmithKline Beecham ("SKB") a worldwide license under certain Genelabs patents and know-how to make, use and sell an HEV vaccine. Preliminary studies of a prototype HEV vaccine in monkeys have shown indications of efficacy in preventing infection and disease. SKB has indicated to Genelabs that SKB intends to initiate a Phase I human clinical trial of a vaccine candidate in 1997. In its agreement with SKB, Genelabs has retained co-marketing rights to any HEV vaccine in Asia and has the co-marketing rights to combine SKB's existing hepatitis A virus vaccine with an HEV vaccine in Asia. In August 1990, Genelabs granted Abbott a worldwide exclusive license under certain Genelabs patents and know-how to make, use and sell tests for the diagnosis of HEV. Again, Genelabs retained certain co-exclusive rights to market HEV diagnostic tests in certain Asian countries and GLD has been marketing HEV diagnostic tests in Asia for several years. In 1996, Abbott and Genelabs amended the terms of their license agreement so that Abbott now has a non-exclusive worldwide license and Genelabs has the ability to sell HEV diagnostic tests worldwide and to license its intellectual property to other third parties to sell HEV diagnostic tests.

     In 1995, Genelabs announced the discovery of a new human virus called hepatitis G virus ("HGV"). The Company's findings indicate that this virus is associated with hepatitis and can be transmitted through transfusion of contaminated blood. Genelabs has entered into a limited co-exclusive, royalty-bearing licensing agreement with Boehringer Mannheim to develop and commercialize diagnostic screening products for new hepatitis viruses, including HGV. The Company also has entered into an agreement with Chiron Corporation and Ortho Diagnostic Systems Inc., which, among other things, provides them a worldwide, limited co-exclusive, royalty-bearing license to develop and commercialize diagnostic screening products specifically for HGV. While the Company is continuing its research and development efforts related to HGV, Genelabs has recently reduced expenditures on this program. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, the Company and its collaborators are still seeking to determine the nature and severity of any diseases specifically caused by HGV. In order to be able to test for HGV generally in the blood banks, the Company and its licensors are continuing efforts to develop a serological assay. To date, no such assay has been developed.

  Drug Development

     Genelabs has focused its internal biopharmaceutical product programs on the development of its therapeutic product for the treatment of lupus, on a potential therapeutic agent for cancer and on the identification of novel drug candidates through its discovery research efforts.

     GL701: Systemic Lupus Erythematosus

     Systemic lupus erythematosus ("lupus") is a severe, chronic and frequently debilitating autoimmune disease that can affect the skin, joints, kidneys and nervous system. Industry sources estimate that there is a 10 percent mortality rate within ten years of diagnosis. Current treatment is often inadequate, due either to limited benefits or to severe adverse side effects. With an estimated prevalence of 40 to 50 cases per 100,000 people, lupus affects approximately 150,000 patients in the United States according to the American College of Rheumatology, and Genelabs believes that there are at least three times that number of patients worldwide. Industry sources have estimated that lupus is ten times more common in women than men and more severe in Asian and African-American populations.

     GL701, Genelabs' therapeutic candidate for lupus, is a pharmaceutical formulation designed for oral administration that contains dehydroepiandrosterone ("DHEA") as the active ingredient. DHEA is a naturally occurring hormone that is produced by the adrenal glands.

     Studies by Genelabs' scientific collaborators at Stanford University have indicated that oral use of DHEA may be effective and safe for the treatment of lupus. Lupus patients generally have abnormally low levels of DHEA, and studies have shown that hormonal influences play a role in the development and progression of lupus. A Phase II clinical study conducted at Stanford University in 1993 involved 28 women with lupus who received either DHEA or a placebo over the three-month study period. Results of this study, published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients' own assessments, the physicians' clinical assessments and a commonly accepted disease activity index, while placebo-treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a glucocorticoid drug that is commonly used to treat lupus, has many serious side effects and is a cause of disability and death in lupus patients.

     Genelabs has exclusive worldwide rights under a U.S. patent granted to Stanford for the use of DHEA to treat lupus and to use Stanford's clinical trial results. The Company filed a Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA") in December 1993. In January 1997, the Company announced completion of a 192 patient randomized, double-blind, placebo controlled, multi-center, Phase III human clinical trial for the treatment of mild to moderate lupus in women who require prednisone or other steroids for their treatment. The Company currently expects to be able to announce the results from this trial in the second quarter of 1997. The Company's second Phase III trial, which started in March 1996, currently has over 200 patients enrolled. Genelabs anticipates that 300 women with clinically active lupus will enroll in this study designed to determine whether GL701 can improve clinical outcome or disease symptoms. Genelabs has licensed certain Asian development and marketing rights to GL701 to GBL and a third Phase III trial is currently being initiated by GBL in Taiwan. See Risk Factor "Uncertainties Related to Clinical Trials".

     The FDA has recognized the severely debilitating nature of lupus and the lack of adequate treatment by granting Subpart E designation to GL701. This designation permits the possibility of expedited development of the candidate drug and has typically only been granted for products addressing life threatening diseases, such as cancer and AIDS therapies. FDA also granted Orphan Drug status to GL701 for the treatment of lupus, a designation that provides seven years of U.S. marketing exclusivity for this indication to Genelabs if it is the first company to sponsor an approved new drug application for such indication. See Risk Factor "No Assurance of Regulatory Approvals; Uncertainty of Government Regulation".

     DHEA is currently being marketed by others as an over the counter dietary supplement. The Company believes that DHEA is a drug that is subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained a U.S. patent for the use of GL701 steroid dosage of lupus patients, it is not able to obtain patent protection for the compound itself.

     GL331: Multiple Drug Resistant Cancers

     Genelabs and its affiliate GBL are currently developing GL331, an etoposide analog, as a potential treatment for multiple drug resistant cancers. In laboratory and animal tests, GL331 has demonstrated anti-cancer activity against malignant cells that had already developed resistance to chemotherapeutic agents most frequently used for the treatment of small cell lung cancer. Genelabs has completed a Phase I human clinical safety study at M.D. Anderson Cancer Center in Houston, Texas. The study achieved its objective to determine the maximum tolerable dose of the drug. Because the later stage development of cancer drugs is a resource intensive process, Genelabs' strategy is to license GL331 to a third party for further development in North America and Europe. GBL recently has received approval from the Taiwan Department of Health for a new Phase IIa study of this agent in patients with gastric carcinomas and currently intends to initiate the study in 1997.

  Diagnostic Business

     Genelabs has used its technological expertise in molecular virology to build an international diagnostics business with a global infrastructure. The headquarters and manufacturing facility of its diagnostic subsidiary, GLD, are located in Singapore, and also serve as its Asian sales office. Marketing, sales and distribution for Europe, the Middle East and Africa are centralized in Geneva, Switzerland and Brussels, Belgium. Marketing, sales and distribution for the Americas are managed from Genelabs' headquarters in Redwood City, California. Affiliate offices are also established in Thailand and Taiwan, and a sales office is currently being established in China. Genelabs has focused its diagnostics business on the Asian, European and Middle East markets. In particular, the Company believes that its presence in Asia is of strategic importance because of its rapid growth potential.

     GLD is engaged in virology blood testing with a product mix of Western Blot assays and rapid and ELISA tests, for the diagnosis of human retroviruses, principally Human Immunodeficiency Virus ("HIV") and human T-cell leukemia virus ("HTLV"), and hepatitis viruses including hepatitis C virus and HEV, in addition to others. Recent market expansion into gastroenterology includes a novel immunodiagnostic method for serological detection of Helicobacter pylori, the bacteria known to cause stomach ulcer and cancer. Genelabs also manufactures Hepatitis B surface antigen and related raw materials used for the fabrication of diagnostic kits.

     The Company believes that the future growth of its diagnostics business will be driven primarily by confirmatory and rapid test diagnostic products. The Company's strategy is to market both directly in local markets as well through distributors when required. The Company is also focused on rapid simple testing devices for multiple analytes because it believes these tests can accelerate growth in markets where diagnostic testing is likely to continue to be decentralized in small clinical labs, physician offices or at the point of care where the cost or convenience of automated equipment may not be appropriate.

  Asian Biopharmaceutical Alliance

     The Company believes that a presence in Asia is of strategic importance because of the continued expansion of the Asian economies and the increasing per capita expenditure on health care. These trends are expected to increase the demand for high-quality and cost-effective health care products. Therefore, in November 1995, Genelabs invested approximately $4.8 million and assigned the Asian rights to several of its products in exchange for a 40% ownership interest in Genelabs Biotechnology, Ltd., a company organized under the laws of Taiwan, Republic of China. The government of Taiwan invested approximately $5.7 million and Asian institutional investors invested approximately $4.1 million to obtain 35% and 25% ownership interests, respectively, in GBL. GBL's business strategy is to focus on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals, vaccines and other health care products for the rapidly expanding Asian market. Through GBL, Genelabs intends to substantially increase its presence in the Asian market.

     In March 1997, GBL announced that it had entered into agreements with Bristol Myers Squibb (Taiwan) Ltd. ("BMST"), under which GBL will acquire a BMST pharmaceutical manufacturing plant. It is currently expected that the purchase of this plant will be completed by June 1997. In addition, GBL and BMST have agreed that GBL shall manufacture BMST's Taiwan requirements for a number of pharmaceutical products for a minimum of three years and also shall act as BMST's distributor for certain products in selected territories in Taiwan.

MARKETING AND SALES

     The Company's current marketing and sales activities relate primarily to its diagnostics business, which is conducted through the Company's Singapore-based subsidiary, GLD. GLD currently markets its confirmatory diagnostic tests worldwide, but for research use only in the United States; its rapid tests in markets outside the United States; its screening tests primarily in Asia and its reagents to multinational diagnostic companies on a worldwide basis. GLD sells its products directly through GLD's own sales offices in the United States, Europe and Asia and through distributors.

     The Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, including pharmaceutical products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. Genelabs has established a number of strategic alliances with selected market leaders such as Abbott, Boehringer Mannheim, Chiron, DuPont Merck, Ortho Diagnostic Systems and SmithKline Beecham. In these alliances, Genelabs generally receives a royalty or will receive royalties on the sale of products by the licensor if a licensed product is ever successfully introduced and also has retained certain rights to market the products on its own. The Company has also licensed certain rights for selected products to GBL for development and marketing in Asia as described in the previous section.

COMPETITION

     Competition is intense in the human healthcare industry, particularly in the application of biotechnology, and the level of competition is expected to increase in the future. In seeking to develop proprietary pharmaceutical and diagnostic products and technology, Genelabs faces competition from a number of major pharmaceutical companies as well as emerging biotechnology companies. The Company faces particularly significant competition from a number of large pharmaceutical and diagnostic companies with respect to the Company's diagnostic business. Many of these competitors have substantially greater financial and other resources, larger research and development staffs and more extensive manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining FDA and other regulatory approvals. These factors may enable these competitors to develop products competitive with or superior to those the Company plans to develop. Such competitive products could enter the marketplace before the Company's products.

     A significant amount of research in biotechnology is performed at universities and nonprofit research organizations. These entities are becoming more active in seeking patent protection and licensing revenues for their discoveries. The competition among large pharmaceutical companies and smaller biotechnology companies to acquire technologies from these entities also is intensifying. While Genelabs has actively collaborated with such entities in research and has and plans to continue to license their technologies for further development, these institutions also compete with Genelabs to recruit scientific personnel and to establish proprietary technology positions.

     Genelabs believes that success in any of its product development efforts will depend on its ability to enter the marketplace with superior, cost-effective products in a timely manner, as well as on scientific and technological superiority, managerial competence in identifying, pursuing and securing opportunities, operational efficiency in developing, protecting, producing and marketing products and the ability to obtain timely regulatory agency approvals and adequate funds. Achieving success will also depend on the Company's continued ability to attract and retain skilled and experienced personnel and to develop and secure the rights to advanced proprietary technologies and products.

PATENTS AND LICENSES

     The Company seeks patent protection for its proprietary technologies and potential products in the United States and in foreign countries. The Company holds several U.S. and foreign patents and is currently prosecuting a number of patent applications in the United States and in various other countries relating to the Company's proprietary technologies and products, including those relating to the Merlin technology and the Company's HEV and HGV discoveries. It is not known how many of these pending patent applications will be granted as patents. The Company has exclusive licenses under a number of patents and patent applications owned by third parties.

     Patents and patent applications in the biotechnology field involve complex legal and factual issues. Due to unresolved issues regarding the scope of protection provided by such patents, as well as the possibility of patents being granted to others, there can be no assurance that the patents owned or licensed to the Company will provide substantial protection or commercial benefit. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents. The rapid rate of development and the intense research efforts throughout the world in biotechnology, the significant time lag between the filing of a patent application and its review by appropriate authorities and the lack of significant legal precedent involving biotechnology inventions make it difficult to predict accurately the breadth or degree of protection that patents will afford the Company's biotechnology products or their underlying technology.

     GL701 is a pharmaceutical formulation designed for oral administration that contains DHEA as the active ingredient. DHEA is a compound that has been in the public domain for many years and the Company is thus unable to obtain patent protection covering GL701's composition of matter. Genelabs does have an exclusive license under a recently granted U.S. patent relating to the use of DHEA for the treatment of lupus.

     The Company is aware that others, including various competitors, educational institutions and governmental organizations, have intellectual property, particularly patents and pending patent applications, in the United States and other countries potentially useful or necessary to the Company's businesses. The Company is aware that others are pursuing and have obtained patents covering peptide antigen inventions in the field of HTLV-I and HTLV-II peptides. There can be no assurance that the Company will be able to manufacture or sell its diagnostics products without obtaining licenses to such patents or without modifying its diagnostic products to avoid the claims in such patents. The Company also is aware that others have obtained U.S. patents covering peptide antigens in the field of HIV-2 peptides, and have sought or obtained patent protection in a number of European and other foreign countries. There can be no assurance that the Company will be able to obtain licenses to such patents, or that the Company will not have to limit the countries where its diagnostic products for HIV-1/HIV-2 are made and sold to avoid such patents, which could have a material adverse effect on the Company's revenues.

     There may be similar third-party intellectual property important to the business of the Company of which the Company is not currently aware. It is likely that in the future others will obtain patents or develop proprietary rights that might be necessary or useful for the manufacture, use or sale of some products by the Company. Certain of these patents or rights may be sufficiently broad to prevent or delay the Company from practicing necessary technology, including the manufacture and/or marketing of products important to the Company's current and future business. The scope, validity and enforceability of such patents, if granted, the extent to which the Company may wish or need to obtain licenses thereunder and the cost and availability of such licenses cannot be accurately predicted. If the Company does not obtain such licenses, or such licenses are terminated, products may be required to be withdrawn from the market, or delays could be encountered in market introduction while an attempt is made to design around such patents. The Company could incur substantial costs in challenging the validity or scope of such patents. Such others could bring legal actions against the Company or its licensees or distributors claiming damages and seeking to enjoin them from manufacturing, marketing and clinically testing the affected products. No assurance can be given that the Company or its licensees or distributors would prevail in such action or that any license required under any such patent would be made available.

     In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. Although the Company seeks to protect trade secrets and confidential information they believe to be significant through a policy of having its employees, consultants, and advisors execute proprietary information and assignment of invention agreements, there can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information. There also can be no assurance that others will not either develop independently the same or similar trade secrets or confidential information or obtain access to such trade secrets or confidential information. Furthermore, there can be no assurance that others have not obtained or will not obtain patent protection that will preclude the Company from using its trade secrets or confidential information. See Risk Factor "Uncertainties Regarding Patents and Trade Secrets".

GOVERNMENT REGULATION

     The research and development, manufacture, distribution and marketing of human pharmaceutical and diagnostic products are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that the Company is developing. The process required by the FDA before a new human drug, biological product or diagnostic may be marketed in the United States includes (i) preclinical laboratory and animal tests, (ii) an IND or, in some cases, an investigational device exemption ("IDE") application to conduct clinical investigations filed with the FDA, (iii) the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or device for its recommended conditions of use, (iv) FDA approval of a New Drug Application ("NDA") for a drug product, or a Biologic License Application ("BLA") for a biological product or a premarket approval application ("PMA") for a medical device, and (v) preapproval inspections of manufacturing facilities. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND or IDE and, unless the FDA objects, the IND or IDE becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and may involve a request for additional data, clarification or validation of data submitted, or modification of the proposed clinical trial design.

     Clinical trials are conducted in accordance with protocols that detail the objectives and designs of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the informed consent and the safety of human subjects and the possible liability of the institution. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify the common short-term adverse effects and safety risks. When Phase II evaluations indicate that a product is effective and has an acceptable safety profile, two Phase III trials are normally required to further test for safety and efficacy within an expanded patient population at multiple clinical sites. While the Company has been granted Subpart E designation with respect to GL701, which provides for the potential accelerated development of the drug, the FDA could also require that the Company complete its second Phase III trial of GL701 and further demonstrate satisfactory results of GL701 prior to filing of an NDA. In any event, no assurance can be given that the results of the Company's first Phase III trial will warrant proceeding with an NDA or continuing with the second Phase III trial for GL701.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA, BLA or PMA for approval of the marketing and commercial shipment of the new drug, biological product or medical device. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA, BLA or PMA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

     Each manufacturing establishment must be determined to be adequate by the FDA before approval of product manufacturing. Drug product manufacturing establishments located in California also must be licensed by the State of California. Manufacturing establishments are subject to inspections by the FDA for compliance with current Good Manufacturing Practices and licensing specifications before and after an NDA has been approved and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities.

     Sales of the Company's products outside the United States are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country. The process of obtaining FDA and other domestic and foreign government approval for a new human drug, biological product or diagnostic is likely to take a number of years and involve the expenditure of substantial resources. There can be no assurance that any of the Company's products will be approved by the FDA or foreign regulatory agencies on a timely basis or at all.

     The Company's manufacturing, research and development programs involve the use of hazardous, chemical, radiological and biological materials, such as infectious disease agents. Accordingly, the Company's present and future business is subject to regulations under state and federal laws regarding work force safety, environmental protection and hazardous substance control and to other present and possible future local, state and federal regulations. See Risk Factor "No Assurance of Regulatory Approvals; Uncertainty of Government Regulation".

MANUFACTURING

     GLD manufactures all of its diagnostics products in its Singapore facility or through OEM arrangements. In 1993, GLD's Singapore manufacturing facility was jointly certified by the British Standards Institute and the Singapore Institute of Standards and Industrial Research, now known as the Singapore Productivity and Standards Board, as compliant with ISO 9002, a set of internationally recognized guidelines on quality management systems. This certification is generally required for pre-marketing approval in most countries outside the United States. In 1996, GLD's Singapore manufacturing facility received EN46002 certification from TUV Product Services of Germany. This certification provides evidence of conformance to specific requirements for suppliers of medical devices that are more specific than the general requirements in ISO 9002. It embraces the principles of current Good Manufacturing Practices used in the manufacture of medical devices.

     The Company currently has no manufacturing facilities for production of clinical or commercial quantities of any compounds under development as pharmaceutical products, including GL701. The Company is and will be relying upon third parties to manufacture its products in quantities sufficient to meet both clinical and commercial needs. The Company will be dependent upon these manufacturers to comply with current Good Manufacturing Practices and to meet its production requirements. There can be no assurance that these manufacturers will timely deliver sufficient quantities of the Company's products or that the Company would be able to find substitute manufacturers, if necessary. See Risk Factor "Dependence on Third-Party Manufacturing and Sole-Source Suppliers; Manufacturing Risks".

EMPLOYEES

     As of February 28, 1997, the Company had 158 full time employees, including 84 employees for its subsidiary GLD. Of these employees, 59 were involved in research and development, 53 were in manufacturing, and 46 were involved in marketing, sales and administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

                                  RISK FACTORS

     IN THIS SECTION, THE COMPANY DESCRIBES CERTAIN RISKS THAT SHOULD BE CONSIDERED BY SHAREHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY. THESE RISKS ARE DISCUSSED IN GREATER DETAIL BELOW, AND ARE DISCUSSED IN CONTEXT IN OTHER SECTIONS OF THIS REPORT.

EARLY STAGE OF DEVELOPMENT

     Genelabs' technology and product candidates are at an early stage of development. The Company's technologies, including the DNA-binding technology, are in many cases new and still under development. These approaches have not yet been proven to have a therapeutic effect. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of lupus, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. There can be no assurance that any of these therapeutic products or others resulting from Genelabs' research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and initial clinical trials of products under development by the Company may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. The safety and efficacy of a therapeutic product under development by the Company, such as GL701, must be supported by extensive data from clinical trials. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The Company currently intends to announce results from its initial Phase III clinical trials during the second quarter of 1997. No assurance can be given as to whether these results will demonstrate safety or efficacy of GL701 for the reduction of prednisone in connection with the treatment of lupus. Even if the results appear promising, no assurance can be given as to whether the results will prove acceptable to the FDA to permit the filing of an NDA thereafter.

     The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. The Company is dependent on third parties including hospitals and physicians to conduct the clinical trials. Delays in planned patient enrollment can result in increased costs and delays. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially adversely affected.

NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTY OF GOVERNMENT REGULATION

     The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for proposed indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. In particular, no assurance can be given that the results of the Company's first Phase III trial of GL701 will warrant proceeding with an NDA or continuing with the second Phase III trial for GL701.

     Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize its products. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has obtained orphan drug status for GL701 for the treatment of lupus. Orphan drug status may, under present regulations, entitle the Company to certain marketing exclusivity. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent the same compound from being approved for a different use. There can be no assurance that the scope of protection or the level of exclusivity that is currently afforded by orphan drug status will remain in effect in the future.

     In addition, DHEA is currently being marketed by others as an over-the-counter dietary supplement. The Company believes that DHEA is a drug that is subject to regulation and approval by the FDA. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future.

     The Company is also subject to regulation under numerous federal, state and local laws regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control. Failure to comply with such regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

     The Company has incurred losses in each year since its inception and has accumulated approximately $111.0 million in net losses through December 31, 1996, including a net loss of $11.4 million in 1996. The Company anticipates realizing a net loss at least through 1998, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales, royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities or bank financing. There can be no assurances that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES REGARDING PATENTS AND TRADE SECRETS

     There has been increasing litigation in the biotechnology, diagnostic and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic, diagnostic and vaccine products that are the subject of conflicting patent rights. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and diagnostic companies, including Genelabs, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Others, including competitors of Genelabs, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or technology competitive with those of Genelabs. There can be no assurance that any patents owned or controlled by the Company will protect Genelabs against infringement litigation or afford commercially significant protection of the Company's technology. None of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may therefore be different.

     If another company were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from using or selling such products or technologies or might be required to obtain a license to use, manufacture or sell the affected product or technology. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under any such patent on acceptable terms, if at all. Any litigation, whether or not resolved in favor of the Company, could be expensive and time-consuming, could consume substantial management resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     GL701 is a pharmaceutical formulation designed for oral administration that contains DHEA as the active ingredient. DHEA is a compound that has been in the public domain for many years and the Company is thus unable to obtain patent protection covering GL701's composition of matter. Genelabs does have an exclusive license under a recently granted U.S. patent relating to the use of DHEA for the treatment of lupus.

     The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Although Genelabs has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others.

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

     The Company has no internal manufacturing capabilities for pharmaceutical products and is entirely dependent on contract manufacturers to manufacture clinical and, if successfully developed, commercial-scale quantities of GL701 pursuant to supply agreements. There can be no assurance that these third party manufacturers will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. The Company has in the past experienced batch failures in the manufacturing process for GL701. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. Completion of the Company's clinical trials and any submission of an NDA will be subject to the establishment of a commercial formulation and manufacturing process. As manufacturing process development and formulation activities are ongoing throughout the development process, the Company may encounter difficulties at any time that could result in delays in clinical trials, regulatory submissions and commercialization of its products, or cause potential negative financial and competitive consequences.

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, GL701 currently is supplied to the Company by a single source, and the number of alternative sources is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF FUTURE FINANCIAL RESULTS

     The Company's operating results may fluctuate significantly depending on a variety of factors, including the scope of clinical trials for GL701; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's diagnostic products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and currency fluctuations. The Company expects operating expenses to increase in 1997, and there can be no assurance that the Company will maintain or increase revenues or ever achieve profitability.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as problems with clinical development of the Company's potential products; announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors; continued or expanded over-the-counter marketing of DHEA as a dietary supplement; the level of sales of the Company's products; delays or other developments relating to regulatory approvals; developments or disputes relating to patent or proprietary rights; comments and reports by securities analysts; product liability claims; as well as period-to-period fluctuations in the Company's financial results, may each have a significant negative impact on the market price of the Common Stock. Any large sale of securities of the Company could have a significant adverse effect on the market price of the Common Stock.

ITEM 2.  PROPERTIES.

     The table below sets forth certain information with respect to the principal facilities of the Company.

                                                      APPROX.
                                                     FLOOR AREA     ANNUAL BASE
      LOCATION            PRINCIPAL OPERATIONS       (SQ. FT.)         RENT         LEASE EXPIRATION DATE
--------------------    -------------------------    ----------     -----------     ---------------------
Redwood City, CA....    Research and development       50,000        $ 659,000      November 1997
                        and office facilities
Morris Plains, NJ...    Clinical research               2,300        $  38,000      November 1997
Singapore...........    Manufacturing, research        10,500        $ 303,000      April 1997
                        and
                        development and office
                        facilities
Singapore...........    Manufacturing, research        10,500        $ 281,000      March 1999
                        and
                        development and office
                        facilities

     The Company has an option to extend the term of its lease for the Redwood City facility for an additional five years, subject to an adjustment in the annual base rent. The Company believes that the above-described facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, at March 26, 1997, were as follows:

            NAME               AGE                              POSITION
-----------------------------  ----    ----------------------------------------------------------
Irene A. Chow, Ph.D..........    57    Chief Executive Officer, President and Director
James A. D. Smith............    38    Chief Operating Officer
Cynthia A. Edwards, Ph.D.....    43    Vice President, Research
Melinda Griffith.............    42    Vice President, General Counsel and Secretary

     Irene A. Chow has been Chief Executive Officer and President since July 1995. Before being appointed President and Chief Operating Officer of Genelabs in May 1995, she served the Company as President of the Biopharmaceutical Division beginning in August 1993. She has also been a director since August 1993. Dr. Chow also serves as Chairman of the Board of Directors of GBL. From 1975 to 1993, Dr. Chow held several positions at Ciba-Geigy Corporation, USA, a pharmaceutical company, most recently as Senior Vice President of Drug Development for the Ciba-Geigy pharmaceuticals division. In this capacity, she directed all scientific, medical, technical and regulatory activities related to the development of new drugs. During her last 8 years at Ciba-Geigy, Dr. Chow was responsible for the approval of 10 NDA's and 26 IND's to the FDA. She holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

     James A. D. Smith has been Chief Operating Officer since October 1996, and was Vice President, Marketing and Business Development from June 1995 through September 1996. From January 1994 through June 1995 he was Director of Marketing. Prior to joining Genelabs in early 1994, Mr. Smith served for more than ten years in various marketing and business development positions with ICN Pharmaceuticals, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California at San Diego.

     Cynthia A. Edwards has been Vice President, Research since July 1995. From 1994 to July 1995 Dr. Edwards served as Vice President, Pharmaceutical Research, preceded by various Director and Scientist positions with Genelabs. Before joining the Company in 1987, Dr. Edwards completed postdoctoral studies at the National Institutes of Health. She has a Ph.D. in Biology from the University of California, San Diego; an M.A. in Plant Physiology from Oregon State University and a B.S. in Botany from Oregon State University.

     Melinda Griffith has been Vice President, General Counsel and Secretary of Genelabs since May 1996. From October 1995 through May 1996 she was Vice President and Chief Legal Counsel for Genelabs. During 1995, she served as Senior Counsel for Mitsubishi Electric America, Inc. From 1992 to 1995, she was Director of Legal Affairs for Arris Pharmaceutical Corporation and from 1986 through 1992, she was Senior Counsel for Cetus Corporation. She received her J.D. from Hastings College of the Law and has a B.S. in Business Administration from the University of California, Berkeley.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Common Stock of the Company began trading publicly on the NASDAQ National Market on June 13, 1991 under the symbol "GNLB." The following table sets forth for the periods indicated the high and low sale prices reported by the NASDAQ National Market.

                                                                        HIGH     LOW
                                                                       -------  -----
        1995
        1st Quarter..................................................  2 1/4    1
        2nd Quarter..................................................  2        1 1/4
        3rd Quarter..................................................  5 3/8      1 9/
        4th Quarter..................................................  4 5/16   3 3/8
        1996
        1st Quarter..................................................  8 1/8    4 1/2
        2nd Quarter..................................................  9 9/16   6
        3rd Quarter..................................................  6 5/8    3 3/4
        4th Quarter..................................................  6 7/16   3 3/8

     As of February 28, 1997, there were approximately 696 holders of record of the Common Stock. In November 1996, the Company issued 700,000 shares of Common Stock through a private offering pursuant to Section 4(2) of the Securities Act of 1933 to Veron International Limited ("Veron"), receiving gross proceeds of $2.8 million. In connection with this offering, the Company agreed to issue an additional 1,900,000 shares of Common Stock to Veron for gross proceeds of $7.6 million, which the Company was required to hold in escrow until expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 1997, upon termination of this waiting period, the funds held in escrow for this investment were released to Genelabs and the shares were issued to Veron. Also in connection with this offering, the Company paid $950,000 to an affiliate of Veron in commissions and expenses, which include Hart-Scott-Rodino filing and compliance and legal, accounting, tax and other fees and expenses of Veron and its affiliates.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
  Total revenues............................  $ 13,330   $ 18,648   $ 16,064   $ 12,930   $  4,855
  Net loss..................................   (11,397)   (10,511)   (15,609)   (22,013)   (17,268)
  Net loss per share........................     (0.32)     (0.38)     (0.68)     (1.06)     (0.96)

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET:
  Cash, cash equivalents and short-term
     investments............................  $ 30,465   $ 22,557   $  4,584   $ 14,036   $ 17,057
  Working capital...........................    30,224     18,776      5,346     13,689     19,957
  Total assets..............................    44,119     36,198     14,958     25,181     28,276
  Long-term debt including current
     portion................................        --      3,324      3,535      3,614      2,925

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data and results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays by the U.S. Food and Drug Administration and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed elsewhere in this Report.

  Overview

     Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a global biopharmaceutical and diagnostics company focused on gene-regulating drug discovery, infectious diseases including hepatitis and immunological disorders including lupus. Using Genelabs' core technologies and expertise in drug and viral discovery, the Company is engaged in the research and development of potential new therapeutics, diagnostic tests and vaccines, both internally and through collaborations with academic institutions and corporations.

     The Company's lead pharmaceutical product, GL701, is in Phase III clinical trials as a new therapy for systemic lupus erythematosus. The lead research program is based on a proprietary enabling technology, Merlin, for creating gene-specific, small organic, DNA-binding molecules. The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd., located in Singapore ("GLD"). GLD's products are a focused mix of Western Blot assays and rapid and ELISA tests, primarily sold in major markets in Europe and Asia. Genelabs has a 40% interest in a Taiwan-based company, Genelabs Biotechnology, Ltd. ("GBL"). This biopharmaceutical alliance is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals, vaccines and other health care products for the rapidly expanding Asian market.

     The Company expects to continue to invest in biopharmaceutical product research and development. Revenue from the sale of biopharmaceutical products is not expected until the launch of its first biopharmaceutical products, which is not expected to occur for several years, if at all. The Company has several collaborations and is seeking additional collaborations with other pharmaceutical companies for some of its technologies to maximize sales of products that may result from those technologies and to obtain funding for a portion of its research and development expenses. However, Genelabs expects to continue to incur operating losses for at least the next several years.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Revenues

     Revenues include both diagnostic product sales and contract and other revenue. Total revenue was $13.3 million in 1996, $18.6 million in 1995, and $16.1 million in 1994.

     Diagnostic product sales were $11.3 million in 1996, $10.1 million in 1995, and $11.6 million in 1994. The $1.2 million increase from 1995 to 1996 occurred mainly in Europe, offsetting declines from the year before. The most notable increases in diagnostic sales were for the Company's Western Blot products. The $1.5 million sales decrease from 1994 to 1995 is attributed to lower sales in Europe, combined with one-time purchases by a large Asian customer in 1994.

     Contract and other revenues were $2.0 million in 1996, $8.5 million in 1995, and $4.5 million in 1994. Contract and other revenues include royalties, licensing, milestone and research and development payments. In 1995, the Company recognized revenue of $6.0 million from an upfront payment made under a collaboration with Chiron Corporation ("Chiron") and Ortho Diagnostic Systems, Inc. ("Ortho") for development of diagnostic products for the hepatitis G virus ("HGV"). Because this revenue represented up-front license payments, there was no comparable revenue in 1996 or 1994. Exclusive of this $6.0 million, contract and other revenues decreased $0.5 million from 1995 to 1996, partially due to a reduction in government grant funding of the Company's research programs. The Company recognized $1.0 million in 1996 related to its HGV program and $0.9 million in 1995 related to its hepatitis E virus vaccine program. Excluding the above noted Chiron and Ortho revenue, the decrease in contract and other revenue from 1994 to 1995 is due to milestone payments received for research progress and reductions in government grant funding based on the Company's strategic decision to de-emphasize government funding as a source of revenue. Contract and other revenues recognized in the future will be dependent in part upon the Company's achieving milestones under current agreements, and entering into new research and development and licensing agreements with corporate collaborators.

  Cost of Product Sales

     Cost of diagnostic product sales were $6.2 million in 1996, $6.1 million in 1995, and $5.7 million in 1994. Despite a $1.2 million increase in diagnostic product sales in 1996 from 1995, cost of sales only increased $0.1 million as gross margins improved to 45% in 1996 from 40% in 1995. This improvement in gross margins was due to efficiencies resulting from a relocation of the Company's production facilities, better production yields, and differences in the mix of products sold. In 1994, gross margins were 51%. The decrease in margins from 1994 to 1995 was due to write-offs of obsolete inventory, certain relocation costs of the Company's production facilities and lower selling prices for certain products.

  Research and Development Expenses

     The Company's research and development expenses were $10.1 million in 1996, $12.6 million in 1995 and $15.0 million in 1994. The Company's principal ongoing research and development expenses are directed toward its priority projects which are DNA-binding, gene-regulating drug discovery and GL701 for lupus. The decreases from 1995 to 1996, as well as from 1994 to 1995, are the result of the Company focusing on these priority projects, while reducing or eliminating expenditures on other projects. In 1996 and 1995, costs related to contract revenues were not significant; in 1994 these costs were $4.2 million and were included in research and development expenses. In the future, the Company expects its annual research and development expenses to increase and to exceed the contract revenues associated with these programs.

     In 1995, the Company recorded a non-cash charge of $0.9 million for purchased in-process research and development related to the acquisition of GLD in 1993. In 1995 the Company was obligated to issue an additional 497,000 shares of its Common Stock to original GLD shareholders who retained their shares for a certain holding period, and this resulted in the 1995 charge.

  Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses were $9.3 million in 1996, $10.0 million in 1995 and $11.1 million in 1994. The decreases in SG&A expenses in both 1996 and 1995 reflect the Company's reduced headcount and ongoing efforts to contain operating expenses. The Company presently anticipates that further decreases in 1997 are not likely.

  Net Interest Income

     The Company recognized net interest income of $1.2 million in 1996, $0.5 million in 1995 and $0.2 million in 1994. The increase in 1996 represents higher average cash and short-term investment balances compared to the previous year as well as lower interest expense after the Company repaid the convertible subordinated debentures early in the year. The increase in 1995 represents a higher average cash balance compared to 1994.

  Equity in Loss of Genelabs Biotechnology, Ltd.

     In November 1995, the Company invested $4.8 million and certain technology rights for a 40% interest in GBL, a company organized under the laws of Taiwan, Republic of China. GBL plans to focus on the late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals, vaccines and other health care products for the Asian market. The Company accounts for its investment in GBL under the equity method. In 1995, only two months of operations were included in Genelabs' financial statements, therefore, the higher loss in 1996 was due to increased operating activity for a full year of operations. In 1997, the loss on this investment is expected to increase as GBL expands its activities with the acquisition of a pharmaceutical manufacturing plant.

  Net Losses

     The Company has operated at a loss since its inception and had an accumulated deficit of $111.0 million as of December 31, 1996. The net loss was $11.4 million in 1996, $10.5 million in 1995 and $15.6 million in 1994. The 1996 net loss is greater than that of 1995 because of the $6.0 million received in 1995 as up-front license payments from Chiron and Ortho. Excluding this contract revenue, the 1996 net loss improved by $5.1 million mainly due to lower recurring operating expenses, higher gross margins and the 1995 non-cash charge for in-process research and development. The 1995 net loss is below that of 1994 primarily as a result of the above noted additional contract revenue and reduced operating expenditures, somewhat offset by lower gross margins on product sales and the non-cash charge for in-process research and development.

  Foreign Currency Translation

     The functional currency of GLD is the Singapore dollar, and the functional currency of GBL is the New Taiwan Dollar. In addition, the Company receives revenues from other countries throughout the world. As a result, risks exist that revenues and/or asset values may be impacted by changes in global currency exchange rates, particularly those impacting the U.S. dollar. The Company has not experienced any significant losses as a result of changes in exchange rates.

  Income Taxes

     Because Genelabs has generated net losses since its inception, income taxes have not been a significant expense. At December 31, 1996, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $81 million and $12 million, respectively. In addition, the Company had federal research and development tax credit carryforwards of approximately $1.4 million. The federal net operating loss and tax credit carryforwards expire in various amounts from years 2000 through 2011. The California net operating loss carryforwards expire in various amounts from years 1997 through 2001. Under provisions of the Internal Revenue Code, the availability of the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation because of changes in ownership resulting from transactions the Company entered into in the current and prior fiscal years. To date, no substantial restriction in the ability to utilize the Company's carryforwards is anticipated. However, future equity transactions which the Company may enter into could cause additional ownership changes which may result in substantial limitations or an inability to use these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $30.5 million at December 31, 1996, compared to $22.6 million at December 31, 1995. The $7.9 million increase in cash, cash equivalents and short-term investments was largely attributable to $21.5 million received from the issuance of Common Stock, inclusive of the cash held in escrow, partially offset by $10.6 million used in operations and $2.8 million paid upon maturity of the convertible subordinated debentures.

     The Company has funded its operations since inception primarily through public and private offerings of its Common Stock, private offerings of its preferred stock, contract revenues and product sales. The Company has no bank debt or open credit lines. Genelabs' expects to incur substantial additional costs, including costs for clinical trials for products currently under development and costs for further research on DNA-binding and gene-regulating drug discovery. The amount of the additional costs, as well as increased expenditures necessary for working capital and capital requirements, will depend on numerous factors including the timing and outcome of any regulatory actions related to the Company's products. In addition, funding requirements will depend on the progress of the Company's research and development programs as well as its ability to establish and maintain collaborations with other pharmaceutical companies to fund these programs.

     The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations through 1998. The Company anticipates realizing a net loss at least through 1998, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales or royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements are set forth in the "Genelabs Technologies, Inc. Consolidated Financial Statements and Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No.
1 -- Election of Directors" of the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be held on May 22, 1997 (the "Proxy Statement"), and the information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by Item 10 is incorporated herein by reference to the section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Compensation of Directors" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d) Financial Statements and Schedules.

     Reference is made to "Genelabs Technologies, Inc. Consolidated Financial Statements Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K.

(a)(3) and (c) Index to Exhibits.

     The following documents are filed herewith or incorporated by reference herein.

EXHIBIT
  NO.                                         EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
    2.01    Exchange Agreement, dated as of March 8, 1993, by and among Registrant and certain principal shareholders of Diagnostic Biotechnology (Pte.) Ltd., including, as
            Exhibit B thereto, the form of Exchange Agreement between Registrant and certain non-principal shareholders of Diagnostic Biotechnology (Pte.) Ltd. (incorporated herein by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K
            filed with the Commission on March 26, 1993, as amended by the Form 8-K/A filed with the Commission on May 14, 1993).
    3.01    Registrant's Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1991 (the "1991 Form 10-K")).
    3.02    Registrant's Bylaws, as amended to date (incorporated herein by reference to
            Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1993 (the "1993 Form 10-K")).
    4.01    Specimen Certificate for Registrant's Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant's Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the "Form S-1")).
    4.02    Certificate of Determination of Preferences of Series A Convertible Preferred
            Stock of Genelabs Technologies, Inc. (incorporated herein by reference to Exhibit
            10.37 to Registrant's Form 10-Q for the Quarter ended June 30, 1995).
    4.03    Form of Unit Purchase Agreement entered into between Registrant and each Selling
            Shareholder (incorporated herein by reference to Exhibit 4.04 to Registrant's Form
            S-3 filed with the Commission on September 26, 1995 (File No. 33-97336)).
   10.01    Registrant's 1985 Employee Stock Option Plan and related documents, as amended to date (incorporated herein by reference to Exhibit 4.03 to the Registrant's
            Registration Statement on Form S-8 (File No. 33- 81894) filed on July 25, 1994
            (the "July 1994 Form S-8").
   10.02    Registrant's 1987 Directors Stock Option Plan and related documents, as amended to date (incorporated herein by reference to Exhibit 10.02 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).
   10.03    Registrant's 1991 Employee Stock Purchase Plan, as amended to date.
   10.04    Registrant's 1994 Annual and Long-Term Incentive Based Compensation Program
            (incorporated herein by reference to Exhibit 4.03 to Registrant's Registration
            Statement on Form S-8 (File No. 33-85914) filed on November 3, 1994).
   10.05    Registrant's 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to the Registrant's Registration Statement on
            Form S-8 (File No. 333-4806) filed on May 7, 1996).
   10.06    Registrant's 1995 Employee Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to the Registrant's Registration Statement on
            Form S-8 (File No. 333-5769) filed on June 12, 1996).
   10.07    Form of Registrant's Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the
            Form S-1).
   10.08    Industrial Net Lease Agreement by and between Registrant and Lincoln Property
            Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit 10.06 to the Form S-1).

EXHIBIT
  NO.                                         EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
   10.09    Amendment to Industrial Net Lease Agreement by and between Registrant and Lincoln
            Property Company N.C., Inc. dated June 19, 1992 (incorporated herein by reference to Exhibit 10.18 to Registrant's Form 10-Q for the quarter ended June 30, 1992).
   10.10    Tenancy Agreement for Research Unit(s) at Singapore Science Park, by and between
            Technology Parks Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated April
            27, 1994 (incorporated herein by reference to Exhibit 10.12 to the 1995 Form
            10-K).
   10.11    Tenancy Agreement for Research Unit(s) at Singapore Science Park, by and between
            Technology Parks Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated
            February 22, 1996 (incorporated herein by reference to Exhibit 10.13 to the 1995
            Form 10-K).
   10.12    License Agreement dated October 2, 1991 by and between Registrant, the University of North Carolina at Chapel Hill and Yale University (incorporated herein by reference to Exhibit 10.16 to the 1991 Form 10-K).*
   10.13    Heads of Agreement dated August 27, 1992 by and between Registrant and SmithKline
            Beecham p.l.c. (incorporated herein by reference to Exhibit 10.19 to the
            Registrant's Form 10-Q for the quarter ended September 30, 1992).*
   10.14    License Agreement dated May 26, 1993 by and between the Registrant and Boehringer
            Mannheim America Ltd. (incorporated herein by reference to Exhibit 10.22 to the
            Registrant's Form 10-Q for the quarter ended June 30, 1993).*
   10.15    Agreement dated as of January 26, 1996 by and between Registrant and Dr. Edgar G.
            Engleman.**
   10.16    License Agreement dated as of October 1, 1993 by and between Registrant and
            Stanford University.**
   10.17    Common Stock Purchase Agreement dated May 5, 1989 and Addendum dated August 31,
            1989 (incorporated herein by reference to Exhibit 4.04 to the Form S-1).
   10.18    Common Stock Purchase Agreement dated September 24, 1992 between Registrant and
            SmithKline Beecham p.l.c. (incorporated herein by reference to Exhibit 4.07 to
            Registrant's Form 10-Q for the quarter ended September 30, 1992).
   10.19    Common Stock and Warrant Purchase Agreement dated as of December 31, 1992 by and between Registrant and Abbott Laboratories (incorporated herein by reference to
            Exhibit 10.19 to Registrant's Annual Report on the 1992 Form 10-K).*
   10.20    Common Stock Purchase Agreement dated May 26, 1993 by and between Registrant and
            Boehringer Mannheim America Ltd. (incorporated herein by reference to Exhibit
            10.32 to the 1993 Form 10-K).
   10.21    Stock Purchase Agreement, dated as of May 15, 1995, by and among Registrant,
            Genelabs Diagnostic, Inc., a wholly owned subsidiary of the Registrant, Johnson &
            Johnson Development Corporation, and Chiron Corporation (incorporated herein by reference to Exhibit 10.34 to Registrant's Form 10-Q for the quarter ended March
            31, 1995 (the "1st Quarter 1995 Form 10-Q")).*
   10.22    License and Supply Agreement, dated as of May 15, 1995, by and among Registrant,
            Genelabs Diagnostic, Inc., Chiron Corporation, and Ortho Diagnostic Systems, Inc.
            (incorporated herein by reference to Exhibit 10.35 to the 1st Quarter 1995 Form
            10-Q).*
   10.23    Asset Purchase Agreement, dated as of May 15, 1995, by and between Registrant and
            Genelabs Diagnostic, Inc. (incorporated herein by reference to Exhibit 10.36 to the 1st Quarter 1995 Form 10-Q).*
   10.24    Joint Investment Agreement for formation of Genelabs Biotechnology Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to the 1995 Form 10-K).*
   10.25    Technology Transfer Agreement, dated as of November 21, 1995, by and between
            Registrant and Genelabs Biotechnology Ltd. (incorporated herein by reference to
            Exhibit 10.29 to the 1995 Form 10-K).*
   10.26    Common Stock Purchase Agreement, dated as of November 15, 1996, by and between
            Registrant and Veron International Limited (incorporated herein by reference to
            Exhibit 10.30 to Registrant's Current Report on Form 8-K filed on November 22,
            1996).
   10.27    Collaborative Research and License Agreement, dated as of December 13, 1996, by and between Registrant and The DuPont Merck Pharmaceutical Company.**

EXHIBIT
  NO.                                         EXHIBIT TITLE
--------    ----------------------------------------------------------------------------------
   21.01    List of Significant Subsidiaries.
   23.01    Consent of Ernst & Young LLP, Independent Auditors.
      27    Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

---------------

 * Confidential treatment has been granted with respect to certain portions of this document.

** Confidential treatment has been requested with respect to certain portions of this document.

(b) Reports on Form 8-K.

     During the fourth quarter 1996, the Company filed two reports on Form 8-K.

     A current report on Form 8-K was filed on November 22, 1996. This report announced the Common Stock Purchase Agreement dated as of November 15, 1996 between the Company and Veron International Limited, which provided for the issuance of 2.6 million shares of Genelabs' Common Stock.

     A current report on Form 8-K was filed on December 23, 1996. This report announced the Collaborative Research and License Agreement with The DuPont Merck Pharmaceutical Company dated as of December 13, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENELABS TECHNOLOGIES, INC.

March 26, 1997                            By: /s/        IRENE A. CHOW

                                            ------------------------------------
                                                       Irene A. Chow
                                             Chief Executive Officer, President
                                                        and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Irene A. Chow and Melinda Griffith, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ IRENE A. CHOW                         Chief Executive Officer, President    March 26, 1997
----------------------------------------  and Director
Irene A. Chow

PRINCIPAL FINANCIAL OFFICER:

/s/ JAMES A.D. SMITH                      Chief Operating Officer               March 26, 1997
----------------------------------------
James A.D. Smith

PRINCIPAL ACCOUNTING OFFICER:

/s/ MATTHEW M. LOAR                       Director of Finance and Controller    March 26, 1997
----------------------------------------
Matthew M. Loar

CHAIRMAN OF THE BOARD OF DIRECTORS:

/s/ MAX WILHELM                                                                 March 26, 1997
----------------------------------------
Max Wilhelm

ADDITIONAL DIRECTORS:

/s/ EDGAR G. ENGLEMAN                                                           March 26, 1997
----------------------------------------
Edgar G. Engleman

/s/ ARTHUR GRAY, JR.                                                            March 26, 1997
----------------------------------------
Arthur Gray, Jr.

/s/ H. H. HAIGHT                                                                March 26, 1997
----------------------------------------
H. H. Haight

/s/ FRANK F.C. KUNG                                                             March 26, 1997
----------------------------------------
Frank F.C. Kung

/s/ DAMARIS SKOURAS                                                             March 26, 1997
----------------------------------------
Damaris Skouras

/s/ NINA K. WANG                                                                March 26, 1997
----------------------------------------
Nina K. Wang

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                                    PAGE
                                                                                  ---------
Report of Ernst & Young LLP, Independent Auditors...............................     F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and 1995..................     F-3
  Consolidated Statements of Operations for the Years Ended December 31, 1996,
     1995 and 1994..............................................................     F-4
  Consolidated Statement of Shareholders' Equity for the Years Ended December
     31, 1996, 1995 and 1994....................................................     F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1995 and 1994..............................................................     F-6
  Notes to Consolidated Financial Statements....................................  F-7-F-17

     All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 12, 1997

                          GENELABS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        ---------     --------
Current assets:
  Cash and cash equivalents...........................................  $   4,377     $ 22,557
  Cash held in escrow.................................................      6,953           --
  Short-term investments..............................................     19,135           --
                                                                          -------      -------
  Cash, cash equivalents and short-term investments...................     30,465       22,557
  Receivables, net of allowance for doubtful accounts of $343 and $271
     at December 31, 1996 and 1995, respectively......................      3,170        2,489
  Inventories.........................................................      3,535        3,336
  Other current assets................................................        726          716
                                                                          -------      -------
Total current assets..................................................     37,896       29,098
Property and equipment, net...........................................      1,463        1,945
Investment in Genelabs Biotechnology Ltd..............................      4,628        4,828
Other assets..........................................................        132          327
                                                                          -------      -------
                                                                        $  44,119     $ 36,198
                                                                          =======      =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of convertible subordinated notes payable...........  $      --     $  2,828
  Accounts payable and other accrued liabilities......................      4,778        5,374
  Accrued compensation and related expenses...........................      1,694        2,120
  Unearned contract revenue...........................................      1,200           --
                                                                          -------      -------
Total current liabilities.............................................      7,672       10,322
Long-term obligations.................................................        523          124
                                                                          -------      -------
Commitments
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 10 shares convertible Series A issued and outstanding, with liquidation
     preference of $10,000............................................      9,682        9,682
  Common stock, no par value, 75,000 shares authorized, 37,197 and
     32,528 shares issued and outstanding at December 31, 1996 and
     1995, respectively...............................................    129,591      115,002
  Common stock to be issued...........................................      6,953           --
  Accumulated deficit.................................................   (110,995)     (99,598)
  Cumulative foreign currency translation adjustment..................        693          666
                                                                          -------      -------
Total shareholders' equity............................................     35,924       25,752
                                                                          -------      -------
                                                                        $  44,119     $ 36,198
                                                                          =======      =======

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Product sales............................................  $ 11,324     $ 10,149     $ 11,590
  Contract and other.......................................     2,006        8,499        4,474
                                                             --------     --------     --------
Total revenues.............................................    13,330       18,648       16,064
                                                             --------     --------     --------
Operating costs and expenses:
  Cost of product sales....................................     6,177        6,090        5,725
  Research and development.................................    10,133       12,551       15,025
  Selling, general and administrative......................     9,333        9,994       11,090
  Purchased in-process research and development............        --          949           --
                                                             --------     --------     --------
Total operating costs and expenses.........................    25,643       29,584       31,840
                                                             --------     --------     --------
Operating loss.............................................   (12,313)     (10,936)     (15,776)
Interest income, net.......................................     1,181          478          167
Equity in loss of Genelabs Biotechnology, Ltd..............      (265)         (53)          --
                                                             --------     --------     --------
Net loss...................................................  $(11,397)    $(10,511)    $(15,609)
                                                             ========     ========     ========
Net loss per share.........................................  $  (0.32)    $  (0.38)    $  (0.68)
                                                             ========     ========     ========
Weighted average shares outstanding........................    35,746       27,497       23,008
                                                             ========     ========     ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                 CUMULATIVE
                                             SERIES A                                              FOREIGN
                                            CONVERTIBLE                COMMON                     CURRENCY        TOTAL
                                             PREFERRED     COMMON     STOCK TO     ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                               STOCK       STOCK      BE ISSUED      DEFICIT     ADJUSTMENT       EQUITY
                                            -----------   --------   -----------   -----------   -----------   ------------
Balance, December 31, 1993................    $    --     $87,156      $ 2,000      $ (73,478)      $  91        $ 15,769
  78 shares issued under the employee
    stock purchase plan...................         --         112           --             --          --             112
  53 shares issued under stock options....         --          82           --             --          --              82
  2,553 shares issued in a public
    offering, net.........................         --       4,889           --             --          --           4,889
  Foreign currency translation
    adjustment............................         --          --           --             --         507             507
  Cumulative unrealized securities loss...         --          --           --             (9)         --              (9)
  Net loss................................         --          --           --        (15,609)         --         (15,609)
                                               ------     --------      ------      ---------        ----        --------
Balance, December 31, 1994................         --      92,239        2,000        (89,096)        598           5,741
  81 shares issued under the employee
    stock purchase plan...................         --          82           --             --          --              82
  298 shares issued under stock options...         --         673           --             --          --             673
  843 shares issued to SmithKline Beecham
    PLC...................................         --       2,000       (2,000)            --          --              --
  497 shares issued to former DBL
    shareholders..........................         --         949           --             --          --             949
  6,500 shares issued in a private
    placement, net........................         --      19,059           --             --          --          19,059
  10 shares preferred stock issued to
    Chiron and J&J, net...................      9,682          --           --             --          --           9,682
  Foreign currency translation
    adjustment............................         --          --           --             --          68              68
  Change in unrealized securities loss....         --          --           --              9          --               9
  Net loss................................         --          --           --        (10,511)         --         (10,511)
                                               ------     --------      ------      ---------        ----        --------
Balance, December 31, 1995................      9,682     115,002           --        (99,598)        666          25,752
  89 shares issued under the employee
    stock purchase plan...................         --         223           --             --          --             223
  711 shares issued under stock options...         --       1,526           --             --          --           1,526
  3,169 shares issued upon exercise of
    warrants, net.........................         --      10,313           --             --          --          10,313
  700 shares issued and 1,900 shares to be
    issued in a private placement, net....         --       2,527        6,953             --          --           9,480
  Foreign currency translation
    adjustment............................         --          --           --             --          27              27
  Net loss................................         --          --           --        (11,397)         --         (11,397)
                                               ------     --------      ------      ---------        ----        --------
Balance, December 31, 1996................    $ 9,682     $129,591     $ 6,953      $(110,995)      $ 693        $ 35,924
                                               ======     ========      ======      =========        ====        ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
  Net loss.................................................  $(11,397)    $(10,511)    $(15,609)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization expense.................       863          958        2,227
     Amortization of unearned contract revenue.............        --         (889)      (1,333)
     Purchased in-process research and development.........        --          949           --
     Equity in loss of Genelabs Biotechnology, Ltd.........       265           53           --
  Changes in assets and liabilities:
     Receivables...........................................      (681)         423        1,046
     Inventories...........................................      (199)         (50)      (1,360)
     Accounts payable, accrued liabilities, accrued
       compensation and long-term obligations..............      (633)       2,368          162
     Additions to unearned contract revenue................     1,200           --        1,000
                                                             --------     --------     --------
  Net cash used in operating activities....................   (10,582)      (6,699)     (13,867)
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchases of securities available-for-sale...............   (43,488)          --           --
  Proceeds from sale and maturities of securities
     available-for-sale....................................    24,353        1,031        8,123
  Capital expenditures.....................................      (329)        (240)        (544)
  Investment in Genelabs Biotechnology Ltd.................        --       (4,817)           -
  Other....................................................        98          565          (25)
                                                             --------     --------     --------
  Net cash (used in)/provided by investing activities......   (19,366)      (3,461)       7,554
                                                             --------     --------     --------
Cash flows from financing activities:
  Payments on long-term obligations........................    (2,828)        (387)        (185)
  Proceeds from issuance of convertible preferred stock,
     net...................................................        --        9,682           --
  Proceeds from issuance of common stock and warrants,
     net...................................................    14,589       19,814        5,083
                                                             --------     --------     --------
  Net cash provided by financing activities................    11,761       29,109        4,898
                                                             --------     --------     --------
  Effect of exchange rate change on cash...................         7           46           95
                                                             --------     --------     --------
  Net (decrease)/increase in cash and cash equivalents.....   (18,180)      18,995       (1,320)
  Cash and cash equivalents, beginning of the period.......    22,557        3,562        4,882
                                                             --------     --------     --------
  Cash and cash equivalents, end of the period.............     4,377       22,557        3,562
  Cash held in escrow, end of the period...................     6,953           --           --
  Short-term investments, end of the period................    19,135           --        1,022
                                                             --------     --------     --------
  Cash, cash equivalents and short-term investments, end of
     the period............................................  $ 30,465     $ 22,557     $  4,584
                                                             ========     ========     ========
Supplemental Cash Flow Information:
  Interest paid............................................  $    170     $    320     $    347
  Property and Equipment acquired under capital lease
     obligations...........................................        --     $    176     $    223

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a global biopharmaceutical and diagnostics company focused on gene-regulating drug discovery, infectious diseases including hepatitis and immunological disorders including lupus. Using Genelabs' core technologies and expertise in drug and viral discovery, the Company is engaged in the research and development of potential new therapeutics, diagnostic tests and vaccines, both internally and through collaborations with academic institutions and corporations.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which Genelabs holds a 20%-50% ownership interest are accounted for on the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

     Certain items from prior years have been reclassified to conform to the current year's presentation.

  Foreign Currency Translation

     The functional currency of the Company's wholly-owned subsidiary, Genelabs Diagnostics (Pte.) Ltd. ("GLD"), is the Singapore dollar. The functional currency of the Company's equity investment, Genelabs Biotechnology Ltd. ("GBL"), is the New Taiwan dollar. GLD's assets and liabilities and Genelabs' investment in GBL are translated at the exchange rate in effect at year end. GLD's revenue and expenses and the Company's 40% share of GBL's net income or loss are translated at the average exchange rate for the period. Adjustments resulting from the translation of financial statements denominated in foreign currency are reflected as a separate component of shareholders' equity.

  Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States and Singapore banks. Cash equivalents consist of financial investments with maturities of 90 days or less at time of acquisition that are readily convertible into cash and have insignificant interest rate risk.

     Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1996 and 1995, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in retained earnings. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

  Concentration of Credit Risk

     The Company invests funds which are not required for immediate operating needs principally in a diversified portfolio of debt instruments. The Company has not experienced any significant losses on its investments.

     The Company sells its products primarily to pharmaceutical companies, clinical laboratories and distributors located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers, does not require collateral and provides for potential credit losses at the time of shipment.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

     No single customer accounted for 10% or more of total product sales for the year ended December 31, 1996. For each of the years ended December 31, 1995 and 1994, product sales to one customer represented 10% of total product sales.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation on equipment, including equipment under capital leases, is calculated on a straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Product Sales

     Revenue on product sales is recognized upon shipment.

  Contract Revenue and Unearned Contract Revenue

     Contract revenue consists of revenue from contracts and grants awarded to the Company by corporations and government agencies which is recognized in accordance with the terms of the contracts and grants. Advance payments received upon the signing of certain corporate contracts are recorded as unearned contract revenue and the related revenue is recognized as earned over the initial terms of the agreements. Costs related to contract revenue were not significant in 1996 and 1995. In 1994, costs related to contract revenues were approximately $4,216,000 and were included in research and development expenses.

  Stock Based Compensation

     The Company grants stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), Genelabs has disclosed the estimated fair value of stock options in Note 10.

  Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

2. INVESTMENT IN GENELABS BIOTECHNOLOGY, LTD.

     In November 1995, the Company acquired a 40% ownership interest in a newly formed company, Genelabs Biotechnology, Ltd., located in Taiwan, Republic of China. The other investors are the Ministry of Finance of the government of Taiwan, Republic of China, which has a 35% ownership interest, and private investors who collectively have a 25% ownership interest. GBL focuses on the late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals, vaccines and other health care products for the Asian market.

     The total initial capitalization of GBL was $14.6 million in cash, of which the Company provided $4.8 million. In addition, Genelabs licensed certain technology to GBL. Both the General Manager and Chairman of the Board of GBL are employees of the Company. The Company's investment in GBL is accounted for under the equity method.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

     Summarized financial information for GBL in conformity with U.S. generally accepted accounting principles, which excludes the value GBL assigned to technology contributed by Genelabs, is as follows (in thousands):

                                                                    1996        1995
                                                                   -------     -------
        Cash and equivalents.....................................  $14,000     $14,100
        Other assets.............................................      900         400
                                                                   -------     -------
        Total assets.............................................  $14,900     $14,500
                                                                   =======     =======
        Liabilities..............................................  $ 1,000     $   100
        Shareholders' equity.....................................   13,900      14,400
                                                                   -------     -------
        Total liabilities and shareholders' equity...............  $14,900     $14,500
                                                                   =======     =======
        Net (loss)...............................................  $  (500)    $  (100)
                                                                   =======     =======

3. AVAILABLE-FOR-SALE SECURITIES

     The following table represents the estimated fair value of investment by category at December 31:

                                                                    1996        1995
                                                                   -------     -------
        U.S. Treasury securities and obligations of U.S.
          government agencies....................................  $13,181     $    --
        Corporate debt securities................................    4,037          --
        Asset-backed securities..................................    3,412          --
        Money-market mutual funds................................      206      21,477
                                                                   -------     -------
                                                                   $20,836     $21,477
                                                                   =======     =======
        Included in cash and cash-equivalents....................  $ 1,701     $21,477
        Included in short-term investments.......................   19,135          --
                                                                   -------     -------
                                                                   $20,836     $21,477
                                                                   =======     =======

     Maturities of securities available-for-sale were as follows at December 31:

                                                                    1996        1995
                                                                   -------     -------
        Due within one year......................................  $10,202     $21,477
        Due after one year through two years.....................   10,634          --
                                                                   -------     -------
                                                                   $20,836     $21,477
                                                                   =======     =======

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts at December 31, 1996, 1995 and 1994 was $343,000, $271,000 and $306,000, respectively. In 1996 and 1995, there were write-offs of $17,000 and $149,000, respectively, and no recoveries. In 1994, there were write-offs of $316,000 and recoveries of $13,000.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

5. INVENTORIES

     Inventories are stated at the lower of cost, as determined on the first-in, first-out method, or market.

     The components of inventories are as follows (in thousands):

                                                                      1996       1995
                                                                     ------     ------
        Raw materials..............................................  $2,126     $1,909
        Work-in process............................................     389        167
        Finished Goods.............................................   1,020      1,260
                                                                     ------     ------
                                                                     $3,535     $3,336
                                                                     ======     ======

6. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                                    1996        1995
                                                                  --------     -------
        Laboratory equipment....................................  $  4,670     $ 4,984
        Leasehold improvements..................................     4,674       4,496
        Office and other equipment..............................     2,311       2,235
                                                                  --------     -------
                                                                    11,655      11,715
        Less accumulated depreciation and amortization..........   (10,192)     (9,770)
                                                                  --------     -------
                                                                  $  1,463     $ 1,945
                                                                  ========     =======

7. CONVERTIBLE SUBORDINATED NOTES PAYABLE

     In accordance with the terms of its five-year, 10% subordinated convertible notes payable sold to a group of investors in 1991, the Company paid $2,828,000 upon their maturity in March 1996.

8. LEASE OBLIGATIONS

  Operating Lease Obligations

     The Company leases its primary office and laboratory facilities under a noncancelable operating lease, which as amended has a term of five years expiring November 1997 with a five-year renewal option. The Company is required to pay certain maintenance expenses in addition to monthly rent. The Company also leases certain laboratory equipment under other noncancelable operating leases. GLD leases its office and production facilities under two noncancelable operating leases, one of which has a three-year term expiring April 1997, the other has a four-year term expiring March 1999.

     At December 31, 1996, future minimum lease payments under all operating leases with original terms of greater than one year are $1,372,000, $397,000 and $132,000 in 1997, 1998 and 1999, respectively, for a total of $1,901,000.

     Total lease expense was $1,693,000, $1,565,000 and $1,664,000 for 1996,
1995 and 1994, respectively.

  Capital Lease Obligations

     Laboratory equipment at December 31, 1996 and 1995 includes assets under capitalized leases of $441,000 and $1,221,000, respectively, with related accumulated amortization of $397,000 and $475,000, respectively. Future minimum payments are $178,000, all due in 1997.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

9. SHAREHOLDERS' EQUITY

  Convertible Preferred Stock

     In May 1995, the Company authorized and then issued 10,000 shares of Series A Convertible Preferred Stock to Chiron Corporation ("Chiron") and Johnson & Johnson ("J&J") for $10.0 million. In May 2000, Chiron and J&J can convert their convertible preferred stock into Genelabs common stock at the lesser of the fair market value at the time of conversion or $3.00 per share, but in no event for more than 49.99% of Genelabs common stock after conversion of the Convertible Preferred Stock. Alternatively, Chiron and J&J can apply their investment towards the purchase of up to 49.99% of Genelabs' subsidiary which operates its diagnostic business and Chiron and J&J will have the option of acquiring the remainder of this business at fair market value at the time of purchase, subject to shareholder approval, if required. The convertible preferred stock was issued in connection with a diagnostics alliance also entered into in May 1995 (see
Note 11). The Series A Convertible Preferred stockholders are entitled to noncumulative dividends in preference to common stock dividends at the annual rate of $40 per share, payable quarterly, if declared by the Company's Board of Directors. No dividends have been declared or paid by the Company. Preferred stockholders are entitled to one vote for each share of common stock into which their preferred stock could be converted at the time of voting.

  Common Stock

     In November 1996, the Company issued 700,000 shares of Common Stock through a private offering to Veron International Limited ("Veron"), receiving gross proceeds of $2.8 million. In connection with this offering, the Company agreed to issue an additional 1,900,000 shares of Common Stock to Veron for gross proceeds of $7.6 million, which the Company was required to hold in escrow until expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 1997, upon termination of this waiting period, the funds held in escrow for this investment were released to Genelabs and the shares were issued to Veron. Also in connection with this offering, the Company paid $950,000 to an affiliate of Veron in commisions and expenses, which include Hart-Scott-Rodino filing and compliance and legal, accounting, tax and other fees and expenses of Veron and its affiliates. There were no additional brokerage commisions or fees associated with this transaction. In February 1997, Ms. Nina K. Wang, the controlling shareholder of Veron, was elected to the Company's Board of Directors, replacing Ms. Wang's sister, Dr. Zhongxin M. Gong.

     In August 1995, the Company issued 6,500,000 shares of Common Stock through a private offering to investors in the United States, Europe and Asia for net proceeds of $19.1 million. Each purchaser of these shares was also eligible to receive a callable warrant to purchase one-half share of Common Stock for each share purchased in the offering and held until a specified date. In February 1996, conditions were met allowing the Company to call the warrants, and an additional 3,168,000 shares of the Company's common stock were issued for net proceeds of $10.3 million.

     Also in August 1995, the Company issued 843,000 shares of Common Stock to SmithKline Beecham p.1.c. ("SKB") in connection with a research & development agreement entered into during 1992.

     In April 1995, the Company issued 497,000 shares of its Common Stock to the former shareholders of Diagnostic Biotechnology (Pte.) Ltd. ("DBL"), which was acquired by Genelabs in 1993. The fair market value of these shares at the time of their issuance resulted in a charge of $949,000 to in-process research and development in 1995.

     At December 31, 1996 the Company had 36,245,000 shares reserved for future issues and conversions.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

10. STOCK OPTION PLANS

     The 1995 Employee Stock Option Plan (the "1995 Plan") provides for the issuance of incentive stock options and nonqualified stock options to officers, employees, consultants and independent contractors in amounts determinable by the Board of Directors. The 1995 Plan replaced the Company's 1985 Employee Stock Option Plan (the "1985 Plan") which was terminated in 1995. Options granted under the 1985 Plan before its termination remain outstanding in accordance with their terms, and no further options were granted under the 1985 Plan after June 1995. Shares of Common Stock remaining available for future grants of stock options under the 1985 Plan and shares of Common Stock issuable upon exercise or outstanding pursuant to the 1985 Plan that expire or become unexerciseable for any reason without having been exercised in full, are available for issuance under the 1995 Plan. At December 31, 1996, 1,349,000 shares were available for future grants under the 1995 Plan.

     In July 1994 for certain options, and in January 1995 for the remainder, the Board of Directors adopted resolutions to exchange higher-priced options to purchase approximately 2,059,000 shares of Common Stock for new options having an exercise price of $2.625 per share, the fair market value of the Company's Common Stock on the date of the Board's action in July 1994. The July 1994 and January 1995 options are included in the granted amount and the old options are included in the canceled amount in the following table. An extended vesting schedule was established for the reissued options.

     Stock option transactions for the aggregate of the 1995 and 1985 Plans for the period 1994 through 1996 are summarized as follows:

                                                                        WEIGHTED         RANGE OF
                                                      NUMBER OF         AVERAGE          EXERCISE
                                                        SHARES       EXERCISE PRICE       PRICES
                                                      ----------     --------------     -----------
Outstanding at December 31, 1993....................   2,414,000         $ 5.05         $0.07-$9.00
  Granted...........................................   3,006,000         $ 2.83         $2.00-$4.00
  Exercised.........................................     (21,000)        $ 0.49         $0.07-$2.50
  Canceled..........................................  (2,530,000)        $ 4.84         $0.14-$9.00
                                                       ---------          -----         -----------
Outstanding at December 31, 1994....................   2,869,000         $ 2.94         $0.07-$7.06
  Granted...........................................     990,000         $ 2.37         $1.41-$4.59
  Exercised.........................................    (224,000)        $ 2.37         $1.25-$2.63
  Canceled..........................................    (985,000)        $ 3.09         $0.07-$7.06
                                                       ---------          -----         -----------
Outstanding at December 31, 1995....................   2,650,000         $ 2.73         $1.25-$7.06
  Granted...........................................     951,000         $ 5.95         $3.56-$9.16
  Exercised.........................................    (716,000)        $ 2.36         $1.25-$5.00
  Canceled..........................................    (215,000)        $ 4.31         $1.25-$7.62
                                                       ---------          -----         -----------
Outstanding at December 31, 1996....................   2,670,000         $ 3.85         $1.41-$9.16
                                                       =========          =====         ===========

     The Directors Stock Option Plan (the "Directors Plan") provides for the issuance of nonqualified stock options to nonemployee members of the Company's Board of Directors. As amended, an aggregate of 300,000 shares of the Company's authorized but unissued Common Stock has been reserved for issuance upon the exercise of options granted under the Directors Plan. Through December 31, 1996 and 1995, options for 355,000 and 285,000 shares, respectively, had been granted under the Directors Plan at prices ranging from $1.41 to $9.00 per share. Through both December 31, 1996 and 1995, options for 20,000 shares granted under the Directors Plan have been exercised. Through December 31, 1996, options for 140,000 shares were canceled. At December 31, 1996, 85,000 shares were available for future grants under the Directors Plan.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

     Under the 1995 Plan and the Directors Plan, stock options may not be granted at prices lower than fair market value at the date of grant. Stock options issued to date generally vest over periods ranging from two to four years and expire no later than ten years from the date of grant.

     In 1993, the Company granted, outside the above plans, nonqualified stock options to a director/officer of the Company to purchase 20,000 shares of the Company's Common Stock. The options have an exercise price of $2.41 per share and were not exercisable at December 31, 1996.

     In 1991, the Company granted, outside of the above plans, nonqualified stock options to certain directors and officers of the Company to purchase 98,300 shares of Common Stock. These options were issued to replace previously granted options, were granted with the same exercise prices as the original options and, inclusive of options already exercised, have a weighted average exercise price of $2.28 per share. Through December 31, 1996 and 1995, options for 73,300 and 31,500 shares, respectively, have been exercised. The outstanding 25,000 options were fully exercisable at December 31, 1996.

     There were options for 1,317,000 and 915,000 shares excercisable under all of the Company's stock option plans at December 31, 1995 and 1994, respectively. Options outstanding and excercisable for 1996 have been segregated into four ranges for additional disclosure as follows:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      -----------------------------------------------------------     --------------------------------------
                           OPTIONS          WEIGHTED AVERAGE                               OPTIONS
RANGE OF EXERCISE      OUTSTANDING AT          REMAINING         WEIGHTED AVERAGE      EXERCISABLE AT       WEIGHTED AVERAGE
     PRICES           DECEMBER 31, 1996     CONTRACTUAL LIFE      EXERCISE PRICE      DECEMBER 31, 1996      EXERCISE PRICE
-----------------     -----------------     ----------------     ----------------     -----------------     ----------------
$1.41   -   $2.59           603,000               6.24                $ 1.97                349,000              $ 1.82
      $2.63                 930,000               7.56                $ 2.63                683,000              $ 2.63
$2.75   -   $6.00           706,000               7.39                $ 4.33                269,000              $ 4.16
$6.06   -   $9.16           671,000               8.44                $ 6.66                 72,000              $ 6.45
                              -----         ---- -----                  ----                  -----          ------ ---
$1.41   -   $9.16         2,910,000               7.45                $ 3.83              1,373,000              $ 2.92
                              =====          =========                  ====                  =====           =========

  Employee Stock Purchase Plan ("Stock Purchase Plan"):

     Employees who meet certain minimum requirements are eligible to participate in the Company's Stock Purchase Plan, for which there are 500,000 shares of Common Stock reserved for issuance. Eligible employees may purchase stock at 85% of the lower of the closing price at the beginning or end of the Stock Purchase Plan purchase period (six-month periods beginning in January and July). Stock may be purchased at that same price for up to the 24-month duration of the Stock Purchase Plan offering period. Annual purchases are limited to the lesser of $25,000 or 10% of an employee's compensation. Through December 31, 1996 and 1995, 341,000 and 251,000 shares, respectively, had been issued under the Stock Purchase Plan. In 1996, the Company established the Genelabs Biotechnology, Ltd. Employee Stock Purchase Plan ("GBL Plan") for eligible employees of the Company's 40%-owned affiliate, Genelabs Biotechnology, Ltd. The GBL Plan contains essentially the same terms as the Company's Stock Purchase Plan. There are 100,000 shares of Common Stock reserved for issuance under the GBL Plan with no shares issued as of December 31, 1996.

  Restricted Stock Award Plan ("Restricted Plan"):

     The Company's Restricted Plan provides for the issuance of shares of Common Stock to employees and consultants who are not officers or directors. As amended, an aggregate of 300,000 shares of Common Stock are reserved for issuance under the Restricted Plan. Through December 31, 1996 and 1995, 106,000 and 96,000 shares, respectively, had been issued under the Restricted Plan.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

     PRO-FORMA DISCLOSURE UNDER SFAS NO. 123. Generally Accepted Accounting Principles require disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock-based compensation plans under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: dividend yields of zero; risk-free interest rates of 5.8% and 6.3%; volatility factors of the expected market price of the Company's common stock of .81; and an expected life of the options of one year subsequent to vesting.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is the Company's belief that the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the Company's stock-based compensation plans.

     The weighted-average fair value of options granted during 1996 and 1995 were $3.48 and $1.25, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is expensed ratably over the options' vesting period. Pro forma information for the combined stock-based compensation plans using the Black-Scholes valuation model is as follows:

                                                           1996         1995
                                                         --------     --------
                Pro forma net loss (in thousands)......  $(13,072)    $(11,048)
                Pro forma net loss per share...........  $  (0.37)    $  (0.40)

Because SFAS No. 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998 since the options granted by Genelabs generally vest over four years.

  Incentive Based Compensation Program

     In 1994, the Board of Directors adopted its 1994 Annual & Long-Term Incentive Based Compensation Program that provides for the issuance of awards to employees which are paid in a combination of cash and shares of the Common Stock of the Company. Employees who are directors or officers are not eligible to receive shares of the Common Stock of the Company. There are 400,000 shares of Common Stock reserved for issuance under this program and through December 31, 1996, no shares had been issued.

11. COLLABORATIVE AGREEMENTS

     To facilitate the development and commercialization of Genelabs' products, the Company has established a number of strategic alliances with selected market leaders, universities and research centers. Genelabs' strategy has been to retain Asian Pacific Rim and certain North American development and marketing rights to the extent feasible and to license marketing rights in other regions of the world.

     The DuPont Merck Pharmaceutical Company -- Gene-Regulating Drugs. In December 1996, the Company signed a collaborative research and license agreement with The DuPont Merck Pharmaceutical Company ("DuPont Merck") to jointly develop small molecule gene-regulating drugs. The Company and DuPont Merck will jointly conduct a drug discovery program directed towards a number of target genes. Each company will have the right to develop or out-license products resulting from a shared database of compounds and chemistries developed by the collaboration, although DuPont Merck will have certain exclusive rights to pharmaceutical products resulting from the collaboration. Under the terms of the agreement, the Company received an upfront payment and will receive research funding for at least two years. The Company will also

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

receive payments for milestones reached for each gene target as well as royalty payments for each successful product resulting from this collaboration. No revenue was recognized under this agreement in 1996.

     Chiron Corporation and Ortho Diagnostic Systems, Inc. -- HGV. In May 1995, the Company completed agreements for a worldwide diagnostics alliance with Chiron and Ortho Diagnostic Systems, Inc. ("Ortho"). Under the terms of the agreements, the Company has granted Chiron and its partner, Ortho, worldwide, limited co-exclusive rights to develop and commercialize diagnostic products for the hepatitis G virus ("HGV"), subject to rights already granted to Boehringer Mannheim, and certain retained rights of Genelabs in Asia. The agreements provide for certain revenue payments, including payments for reaching research and development goals and royalties on sales of licensed HGV products. Genelabs has also granted to Chiron and Ortho worldwide, non-exclusive, royalty-bearing rights to commercialize diagnostic products for human T-cell leukemia virus I/II. Chiron and Ortho have in turn licensed to Genelabs non-exclusive, royalty-bearing rights in Asia to commercialize certain diagnostic products for the hepatitis C virus ("HCV"). There was no revenue recognized under these agreements in 1996 and $6,000,000 was recognized in 1995.

     Boehringer Mannheim America Ltd. -- HXV Diagnostics. In May 1993, the Company entered into a worldwide, limited co-exclusive licensing agreement with Boehringer Mannheim for hepatitis X virus ("HXV"), including the Company's discovery of HGV. This agreement provides for the development and commercialization of diagnostic products except confirmatory tests. This agreement provides for certain revenue payments, including payments for reaching certain research and development goals and royalties on sales of licensed HXV products. Revenue recognized under this agreement was $1,033,000, $0 and $1,000,000 for 1996, 1995 and 1994, respectively.

     SmithKline Beecham p.1.c. -- HEV Vaccine. In August 1992, the Company entered into a research and development agreement with SKB to develop an HEV vaccine. The agreement provides for certain revenue payments, including research and development payments and payments for reaching certain research and development goals. SKB has exclusive manufacturing and marketing rights worldwide, except for certain Asian Pacific Rim countries where Genelabs has retained co-exclusive rights. Should development efforts result in a marketable product, Genelabs will also receive royalty payments based on SKB's sales of HEV vaccine products. Revenue recognized under this agreement was $190,000, $889,000 and $1,333,000 in 1996, 1995 and 1994, respectively.

     Stanford University -- Lupus. In November 1993, the Company entered into an exclusive licensing agreement with Stanford University for worldwide rights to the development, manufacture and sale of dehydroepiandrosterone ("DHEA") for the treatment of systemic lupus erythematosus ("lupus"). Under this agreement, Stanford receives milestone payments based on clinical development goals and will receive royalty payments on sales. A director of Genelabs will also receive royalties based on sales of DHEA for lupus. In November 1996, Genelabs completed the clinical portion of a pivotal randomized, double-blind, placebo controlled, multicenter Phase III human clinical trial of this agent, designated GL701, as a therapy for lupus. The Company initiated a second pivotal Phase III trial of the compound in March 1996. The Taiwan, Republic of China, Department of Health has approved a third pivotal Phase III trial, which GBL commenced in February 1997.

     Sanofi Diagnostics Pasteur -- HCV Diagnostic. In February 1990, the Company entered into a research and development agreement with Sanofi Diagnostics Pasteur ("SDP") to develop diagnostic tests for HCV. The agreement provides for certain revenue payments, including payments for certain research and development costs and for reaching certain research and development goals. Additionally, the Company granted to SDP a co-exclusive license with the Company to sell the product in certain countries and an exclusive license to sell the product in all other countries in consideration for certain royalty payments. Total revenue recognized under the agreement for the years ended December 31, 1996, 1995 and 1994 was $411,000, $389,000 and $338,000, respectively.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

12. INCOME TAXES

     At December 31, 1996, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $81,000,000 and $12,000,000, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $1,400,000 and $200,000, respectively. The federal net operating loss and federal and California credit carryforwards expire in various amounts between the years 2000 and 2011. The California net operating loss carryforwards expire in various amounts between the years 1997 and 2001. Under provisions of the Internal Revenue Code, as amended in 1986, the availability of the Company's net operating loss and tax credit carryforwards will be subject to an annual limitation because of changes in ownership resulting from transactions the Company entered into in the current and prior fiscal years. To date, no substantial restriction in the ability to utilize the Company's carryforwards is anticipated. However, future equity transactions which the Company may enter into could cause additional ownership changes which may result in substantial limitation, or expiration, of loss and tax credit carryforwards.

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, are as follows (in thousands):

                                                                   1996         1995
                                                                 --------     --------
        Deferred tax assets:
          Net operating loss carryforwards.....................  $ 27,800     $ 23,400
          Research credits.....................................     1,700        1,600
          Capitalized research expenditures....................     1,700        2,000
          Other individually immaterial items..................     2,600        2,500
                                                                 --------     --------
          Total deferred tax assets............................    33,800       29,500
        Valuation allowance for deferred tax assets............   (33,600)     (29,400)
                                                                 --------     --------
          Net deferred tax assets..............................       200          100
        Deferred tax liabilities:
          Other individually immaterial items..................      (200)        (100)
                                                                 --------     --------
          Total net deferred tax assets........................  $     --     $     --
                                                                 ========     ========

     For the years ended December 31, 1996, 1995 and 1994, the valuation allowance increased by $4,200,000, $1,800,000, and $4,000,000, respectively. Approximately $1,300,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

13. GEOGRAPHIC OPERATIONS

     Information regarding geographic operations for the years ended December 31, 1996, 1995 and 1994 are presented in the table below. Operating loss by geographic area does not include an allocation of general corporate expenses. Identifiable assets are those assets that can be directly associated with a particular geographic location. Asia primarily consists of Singapore, Taiwan, China, Korea, Thailand and Australia. Europe primarily consists of Switzerland, Belgium and the Netherlands.

Year ended December 31, 1996:

                                              UNITED STATES    ASIA     EUROPE   ELIMINATIONS    TOTAL
                                              -------------   -------   ------   ------------   --------
                                                                    (IN THOUSANDS)
Total revenues to unaffiliated customers....    $   3,067     $ 5,069   $5,194     $     --     $ 13,330
Intercompany transfers......................          655          42    2,498       (3,195)          --
Operating income (loss).....................      (12,843)        307      223           --      (12,313)
Identifiable assets.........................       32,260      10,056    1,803           --       44,119

Year ended December 31, 1995:

                                              UNITED STATES    ASIA     EUROPE   ELIMINATIONS    TOTAL
                                              -------------   -------   ------   ------------   --------
                                                                    (IN THOUSANDS)
Total revenues to unaffiliated customers....    $   8,876     $ 3,989   $5,783     $     --     $ 18,648
Intercompany transfers......................          573         676    3,066       (4,315)          --
Operating loss..............................       (9,332)       (972)    (632)          --      (10,936)
Identifiable assets.........................       23,621      10,208    2,369           --       36,198

Year ended December 31, 1994:

                                              UNITED STATES    ASIA     EUROPE   ELIMINATIONS    TOTAL
                                              -------------   -------   ------   ------------   --------
                                                                    (IN THOUSANDS)
Total revenues to unaffiliated customers....    $   6,337     $ 4,105   $5,622     $     --     $ 16,064
Intercompany transfers......................        2,839       1,853    2,453       (7,145)          --
Operating loss..............................      (15,221)       (543)     (12)          --      (15,776)
Identifiable assets.........................        6,056       6,525    2,377           --       14,958

     Export sales were not material during 1996, 1995 or 1994.