Form 10-Q
period 1997-03-31
GENELABS TECHNOLOGIES INC /CA
filed 1997-05-09
CIK 874443

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                       or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from __________________ to __________________.


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

There were 39,215,971 shares of the Registrant's Common Stock issued and outstanding on April 30, 1997.



================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            GENELABS TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                         March 31,     December 31,
                                                           1997            1996
                                                        -----------    ------------
                                                        (Unaudited)       (Note)
                                     ASSETS
Current assets:
     Cash and cash equivalents                           $   2,238       $4,377
     Cash held in escrow                                        --        6,953
     Short-term investments                                 26,068       19,135
                                                         ---------     --------
   Cash, cash equivalents and short-term investments        28,306       30,465
   Accounts receivable                                       2,599        3,170
   Inventories                                               3,154        3,535
   Other current assets                                        481          726
                                                         ---------     --------
Total current assets                                        34,540       37,896
Property and equipment, net                                  1,296        1,463
Investment in Genelabs Biotechnology, Ltd.                   4,519        4,628
Other assets                                                   115          132
                                                         ---------     --------
                                                         $  40,470      $44,119
                                                         =========      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities        $   4,535       $4,778
   Accrued compensation and related expenses                 1,073        1,694
   Unearned contract revenue                                 1,106        1,200
                                                         ---------     --------
Total current liabilities                                    6,714        7,672
Long-term obligations                                          356          523
                                                         ---------     --------
Shareholders' equity:
   Preferred stock                                           9,682        9,682
   Common stock                                            137,084      129,591
   Common stock to be issued                                    --        6,953
   Accumulated deficit                                    (113,366)    (110,302)
                                                         ---------     --------
Total shareholders' equity                                  33,400       35,924
                                                         ---------     --------
                                                         $  40,470     $ 44,119
                                                         =========     ========



            See notes to condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           GENELABS TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                  (Unaudited)


                                                            For the
                                                      three months ended
                                                           March 31,
                                                      ---------------------
                                                         1997        1996
                                                      --------     --------
Revenues:
     Product sales                                    $  2,575        2,742
     Contract and other                                    817          213
                                                      --------     --------
        Total revenues                                   3,392        2,955
                                                      --------     --------
Operating costs and expenses:
      Cost of product sales                              1,620        1,469
      Research and development                           2,793        2,445
      Selling, general and administrative                2,190        2,222
                                                      --------     --------
           Total operating costs and expenses            6,603        6,136
                                                      --------     --------

Operating loss                                          (3,211)      (3,181)
                                                      --------     --------

Interest income, net                                       338          241
Equity in loss of Genelabs Biotechnology, Ltd.            (109)         (77)
                                                      --------     --------

Net loss                                              $ (2,982)    $ (3,017)
                                                      ========     ========

Net loss per share                                    $  (0.08)    $  (0.09)
                                                      ========     ========

Weighted average shares outstanding                     37,978       33,712
                                                      ========     ========







            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                      For the
                                                                three months ended
                                                                      March 31,
                                                              ------------------------
                                                                1997            1996
                                                              --------        --------
Cash flows from operating activities:
    Net loss                                                  $ (2,982)       $ (3,017)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization expense                     142             207
         Amortization of unearned contract revenue                (544)             --
         Equity in loss of Genelabs Biotechnology, Ltd.            109              77
    Changes in assets and liabilities:
       Receivables                                                 571            (839)
       Inventories                                                 381              86
       Accounts payable, accrued liabilities, accrued
         compensation and long-term obligations                 (1,031)           (526)
       Additions to unearned contract revenue                      450              --
       Other                                                        --             157
                                                              --------        --------
    Net cash used in operating activities                       (2,904)         (3,855)
                                                              --------        --------
Cash flows from investing activities:
    Purchases of securities available-for-sale                 (10,228)             --
    Proceeds from sales and maturities of securities
       available-for-sale                                        3,501              --
    Other                                                           14               8
                                                              --------        --------
    Net cash (used in)/provided by investing activities         (6,713)              8
                                                              --------        --------
Cash flows from financing activities:
    Payments on long-term obligations                               --          (2,919)
    Proceeds from issuance of common stock, net                  7,493          11,096
                                                              --------        --------
    Net cash provided by financing activities                    7,493           8,177
                                                              --------        --------
Effect of exchange rate change on cash                             (15)              5
                                                              --------        --------
Net (decrease)/increase in cash and cash equivalents            (2,139)          4,335
Cash and cash equivalents, beginning of the period               4,377          22,557
                                                              --------        --------
Cash and cash equivalents, end of the period                     2,238          26,892
Short-term investments, end of the period                       26,068              --
                                                              --------        --------
Cash, cash equivalents and short-term investments,
 end of the period                                            $ 28,306        $ 26,892
                                                              ========        ========




            See notes to condensed consolidated financial statements.

                          GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     INVENTORIES

The components of inventory are as follows:

                                                    March 31,          December 31,
 (in thousands)                                       1997                 1996
                                                     ------               ------
 Raw materials                                       $1,948               $2,126
 Work-in-process                                        467                  389
 Finished goods                                         739                1,020
                                                     ------               ------
                                                     $3,154               $3,535
                                                     ======               ======

3.     ISSUANCE OF COMMON STOCK

In connection with a 1996 private offering, the Company agreed to issue 1,900,000 shares of Common Stock to Veron International Limited ("Veron") for net proceeds of $7.0 million, which the Company held in escrow at December 31, 1996 pending expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 1997, upon termination of this waiting period, the funds held in escrow were released to Genelabs and the shares, reported as Common Stock to be Issued at December 31, 1996, were issued to Veron.

4.     NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"), which is required to be adopted in the Company's December 31, 1997 financial statements. SFAS No. 128 requires a change in the method currently used to compute earnings per share and restatement of prior periods, excluding the dilutive effect of stock options. The implementation of this statement is not expected to impact Genelabs' earnings per share for the quarters ended March 31, 1997 and March 31, 1996 since the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share already excluded stock options because their effect was antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the Company's ongoing clinical trials, the U.S. Food and Drug Administration ("FDA") regulatory process, the Company's anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays by the FDA and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the Company's early stage of development, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed under the caption "Risk Factors" in the Company's 1996 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission.

OVERVIEW

Genelabs Technologies, Inc. is a global biopharmaceutical and diagnostics company focused on gene-regulating drug discovery, infectious diseases including hepatitis and immunological disorders including lupus. Using Genelabs' core technologies and expertise in drug and viral discovery, the Company is engaged in the research and development of potential new therapeutics, diagnostic tests and vaccines, both internally and through collaborations with academic institutions and corporations.

The Company's lead pharmaceutical product, GL701, is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("lupus"). The lead research program is based on a proprietary enabling technology, Merlin, for creating gene-specific, small organic, DNA-binding molecules. The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd., located in Singapore ("GLD"). GLD's products are a focused mix of Western Blot assays and rapid and ELISA tests, primarily sold in major markets in Europe and Asia. Genelabs has a 40% interest in a Taiwan-based company, Genelabs Biotechnology, Ltd. ("GBL"), which is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the rapidly expanding Asian market.

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, the study did not achieve statistical significance when all patients were included in the analysis, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline.

The Company expects to continue to invest in biopharmaceutical product research and development. Revenue from the sale of biopharmaceutical products is not expected until the launch of its first biopharmaceutical product, which is not expected to occur for several years, if at all. The Company has several collaborations and is seeking additional collaborations with other pharmaceutical companies for some of its technologies to maximize sales of products that may result from those technologies and to obtain funding for a portion of its research and development expenses. However, Genelabs expects to continue to incur operating losses for at least the next several years.

RESULTS OF OPERATIONS

Revenues
Total revenues for the quarter ended March 31, 1997 were $3.4 million, compared to $3.0 million for the same period in 1996. Total revenues include both diagnostic product sales and contract and other revenue. Diagnostic product sales were $2.6 million for the quarter ended March 31, 1997, compared to $2.7 million for the same period in 1996.

Contract and other revenues were $0.8 million for the quarter ended March 31, 1997, compared to $0.2 million for the same period in 1996. Contract and other revenues include licensing, milestone and research and development payments. The increase in contract and other revenues in the first quarter of 1997, compared to the first quarter of 1996, was primarily due to recognition of revenue under a gene-regulating drug discovery collaboration that the Company began in January 1997. Contract and other revenues recognized in the future will be dependent in part upon the continuation of this agreement, achievement of milestones under this and other existing agreements and establishment of new research, development and/or licensing agreements with corporate collaborators.

Cost of Product Sales
Cost of product sales were $1.6 million for the quarter ended March 31, 1997, compared to $1.5 million for the same period in 1996. Gross margins decreased to 37% for the first quarter of 1997 from 46% for the same period a year ago. The decline in gross margins was primarily due to a decline in sales of higher margin products combined with a lower production yield on certain products.

Research and Development Expenses
The Company's research and development expenses were $2.8 million for the quarter ended March 31, 1997, compared to $2.4 million for the same period in 1996. The increase was primarily due to additional expenditures related to a gene-regulating drug discovery collaboration and higher patient enrollment in the Company's second Phase III trial of GL701 for lupus, offset by reduced spending in other research areas, most notably the hepatitis G virus program.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.2 million for each of the quarters ended March 31, 1997 and March 31, 1996.

Net Loss
The Company has operated at a loss since its inception and had an accumulated deficit of $113.4 million as of March 31, 1997. The net loss was $3.0 million for each of the three months ended March 31, 1997 and March 31, 1996. Higher contract and other revenues for the quarter ended March 31, 1997 were offset by lower gross margins on diagnostic product sales and increased research and development spending.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances totaling $28.3 million at March 31, 1997, compared to $30.5 million at December 31, 1996. The $2.2 million decrease in cash and short-term investments was primarily attributable to $2.9 million used in operations, partially offset by funds received upon exercise of stock options. The cash and short-term investments balance at December 31, 1996 included $7.0 million from a 1996 private placement that was held in escrow by the Company pending expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. These funds were released to the Company in February 1997 and are shown as proceeds from issuance of common stock in the first quarter 1997 Condensed Consolidated Statement of Cash Flows.

The Company has funded its operations since inception primarily through public and private offerings of its equity securities, contract revenues and product sales. The Company has no bank debt or open credit lines. Genelabs expects to incur substantial additional costs, including costs for clinical trials of product candidates and costs for further research on gene-regulating drug discovery. The amount of the additional costs, as well as increased expenditures necessary for working capital and capital requirements, will depend on numerous factors including the timing and outcome of any clinical trials and regulatory actions related to the Company's products. In addition, funding requirements will depend on the progress of the Company's research and development programs as well as its ability to establish and maintain collaborations with other pharmaceutical companies to fund these programs.

The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations through 1998. The Company anticipates realizing a net loss at least through 1998, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales or royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities, which may result in substantial dilution to existing shareholders. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations. The foregoing are forward looking statements which involve a number of risks and uncertainties.

CERTAIN BUSINESS RISKS

Genelabs is at an early stage of development. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over the next several years. The development of the Company's proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities. The Company's technologies, including DNA-binding and gene regulating drug discovery technology, are in many cases new and still under development. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of lupus, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. Genelabs currently is seeking additional drug discovery research collaborations using its gene regulating technology with various pharmaceutical companies. No assurance can be given as to the ability of the Company to complete an agreement with such a collaborator on a timely basis or at all.

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, the study did not achieve statistical significance when all patients were included in the analysis, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline. The Company currently is conducting a second Phase III clinical trial for GL701. No assurance can be given as to the results of these trials, the safety or efficacy of this drug candidate or, in any event, the ability of Genelabs to obtain regulatory approval for the commercialization of the drug candidate.

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

The Company is continuing limited research and development efforts related to the hepatitis G virus, and has substantially reduced expenditures on this program. While the presence of this virus has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, the Company and its collaborators are still seeking to determine the nature and severity of any diseases specifically caused by HGV. In order to test for HGV generally in the blood banks, the Company and its licensors are continuing efforts to develop a serological assay. To date, no such assay has been introduced.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

    27.     Financial Data Schedule

(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENELABS TECHNOLOGIES, INC.
                                    (Registrant)

                                    Chief Executive Officer:


Date: May 8, 1997                   /s/  IRENE A. CHOW
                                    -----------------------------------
                                              IRENE A. CHOW
                                    President and Chief Executive Officer

                                    Chief Accounting Officer:



Date: May 8, 1997                   /s/  MATTHEW M. LOAR
                                    -----------------------------------
                                              MATTHEW M. LOAR
                                    Director of Finance and Controller

                                 EXHIBIT INDEX



EXHIBIT
   NO.                           DESCRIPTION
--------                         -----------
27                               Financial Data Schedule