Form 10-Q
period 1997-06-30
GENELABS TECHNOLOGIES INC /CA
filed 1997-08-07
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to .


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (4L5) 369-9500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


There were 39,302,175 shares of the Registrant's Common Stock issued and outstanding on July 31, 1997.

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                          GENELABS TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 30,       December 31,
                                                            1997             1996
                                                         -----------     ------------
                                                         (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                            $    1,200        $   4,377
    Cash held in escrow                                          --            6,953
    Short-term investments                                   24,431           19,135
                                                         ----------        ---------
    Cash, cash equivalents and short-term investments        25,631           30,465
    Accounts receivable                                       2,459            3,170
    Inventories                                               2,980            3,535
    Other current assets                                        282              726
                                                         ----------        ---------
Total current assets                                         31,352           37,896
Property and equipment, net                                   1,324            1,463
Investment in Genelabs Biotechnology, Ltd.                    4,399            4,628
Other assets                                                    129              132
                                                         ----------        ---------
                                                         $   37,204        $  44,119
                                                         ==========        =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued liabilities       $    3,983        $   4,778
    Accrued compensation and related expenses                 1,752            1,694
    Unearned contract revenue                                   563            1,200
                                                         ----------        ---------
Total current liabilities                                     6,298            7,672
Long-term obligations                                           469              523
                                                         ----------        ---------
Shareholders' equity:
    Preferred stock                                           9,682            9,682
    Common stock                                            137,098          129,591
    Common stock to be issued                                    --            6,953
    Accumulated deficit                                    (116,343)        (110,302)
                                                         ----------        ---------
Total shareholders' equity                                   30,437           35,924
                                                         ----------        ---------
                                                         $   37,204        $  44,119
                                                         ==========        =========

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

                          GENELABS TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                        For the three months ended        For the six months ended
                                                 June 30,                         June 30,
                                        --------------------------        ------------------------
                                          1997              1996            1997            1996
                                        --------          --------        --------         -------
Revenues:
  Product sales                          $ 2,444          $ 2,971          $ 5,019         $ 5,713
  Contract and other                         739              316            1,556             529
                                         -------          -------          -------         -------
    Total revenues                         3,183            3,287            6,575           6,242
                                         -------          -------          -------         -------

Operating costs and expenses:
  Cost of product sales                    1,442            1,527            3,062           2,996
  Research and development                 2,847            2,551            5,640           4,996
  Selling, general and administrative      2,134            2,374            4,324           4,596
                                         -------          -------          -------         -------
    Total operating costs and expense      6,423            6,452           13,026          12,588
                                         -------          -------          -------         -------

Operating loss                            (3,240)          (3,165)          (6,451)         (6,346)
                                         -------          -------          -------         -------

Interest income, net                         356              287              694             528
Equity in income/(loss) of
  Genelabs Biotechnology, Ltd.              (120)              27             (229)            (50)
                                         -------          -------          -------         -------

Net loss                                 $(3,004)         $(2,851)         $(5,986)        $(5,868)
                                         =======          =======          =======         =======

Net loss per share                       $ (0.08)         $ (0.08)         $ (0.16)        $ (0.17)
                                         =======          =======          =======         =======

Weighted average shares outstanding       39,217           36,236           38,598          34,978
                                         =======          =======          =======         =======


            See notes to condensed consolidated financial statements.

                          GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (increase/(decrease) in cash and cash equivalents)
                                 (in thousands)
                                  (Unaudited)

                                                          For the six months ended
                                                                   June 30,
                                                          -------------------------
                                                             1997            1996
                                                          ---------        --------
Cash flows from operating activites:
    Net loss                                              $ (5,986)        $ (5,868)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization expense                  285              426
        Amortization of unearned contract revenue           (1,087)              --
        Equity in loss of Genelabs Biotechnology, Ltd.         229               50
    Changes in assets and liabilities:
        Receivables                                            711             (787)
        Inventories                                            555              120
        Accounts payable, accrued liabilities, accrued
          compensation and long-term obligations              (791)          (1,138)
        Additions to unearned contract revenue                 450               --
        Other current assets                                   444              236
                                                          --------         --------
    Net cash used in operating activities                   (5,190)          (6,961)
Cash flows from investing activities:
    Purchases of securities available-for-sale             (10,606)         (25,000)
    Proceeds from sales and maturities of securities
      available-for-sale                                     5,310            1,813
    Other                                                     (188)            (133)
                                                          --------         --------
    Net cash used in investing activities                   (5,484)         (23,320)
                                                          --------         --------
Cash flows from financing activities:
    Payments on long-term obligations                           --           (3,031)
    Proceeds from issuance of common stock, net              7,507           11,537
                                                          --------         --------
    Net cash provided by financing activities                7,507            8,506
                                                          --------         --------
Effect of exchange rate change on cash                         (10)               2
                                                          --------         --------
Net (decrease)/increase in cash and cash equivalents        (3,177)         (21,773)
Cash and cash equivalents, beginning of the period           4,377           22,557
                                                          --------         --------
Cash and cash equivalents, end of the period                 1,200              784

Short-term investments, end of the period                   24,431           23,187
                                                          --------         --------
Cash, cash equivalents and short-term investments,
  end of the period                                       $ 25,631         $ 23,971
                                                          ========         ========

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three or six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

The components of inventory are as follows:

                                          June 30,          December 31,
(in thousands)                              1997               1996
                                          --------          ------------
Raw materials                              $1,780              $2,126
Work-in-process                               424                 389
Finished goods                                776               1,020
                                           ------              ------
                                           $2,980              $3,535
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

4. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, " Earnings Per Share" ("SFAS No. 128"), which is required to be adopted in the Company's December 31, 1997 financial statements. SFAS No. 128 requires a change in the method currently used to compute earnings per share and restatement of prior periods, excluding the dilutive effect of stock options. The implementation of this statement is not expected to impact Genelabs' earnings per share for the quarters ended June 30, 1997 and June 30, 1996 since the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share already excluded stock options because their effect was antidilutive.

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

The Company's lead pharmaceutical product, GL701, is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("lupus"). The lead research program is based on a proprietary enabling technology, Merlin(TM), for creating gene-specific, small organic, DNA-binding molecules. The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd., located in Singapore ("GLD"). GLD's products are a focused mix of Western Blot assays and rapid and ELISA tests, primarily sold in major markets in Europe and Asia. Genelabs has a 40% interest in a Taiwan-based company, Genelabs Biotechnology, Ltd. ("GBL"), which is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the rapidly expanding Asian market.

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, the study did not achieve statistical significance when all patients were included in the analysis, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline. The Company plans to submit the data package and study report for this trial to the FDA during the third quarter 1997. The Company anticipates meeting with the FDA to discuss the results of this trial before the end of 1997.

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

RESULTS OF OPERATIONS

Revenues
Total revenues for the quarter ended June 30, 1997 were $3.2 million, compared to $3.3 million for the same period in 1996. For the six months ended June 30, 1997, total revenues were $6.6 million compared to $6.2 million for the same period in 1996. Total revenues include both diagnostic product sales, and contract and other revenue.

Diagnostic product sales were $2.4 million for the quarter ended June 30, 1997, compared to $3.0 million for the same period in 1996. For the six months ended June 30, 1997, diagnostic product sales were $5.0 million compared to $5.7 million for the same period in 1996. The shortfall in diagnostic product sales for both the three and six month periods were primarily driven by a decline in sales to Europe and Asia of the Company's western blot products and reagents.

Contract and other revenues were $0.7 million for the quarter ended June 30, 1997, compared to $0.3 million for the same period in 1996. For the six months ended June 30, 1997, contract and other revenues were $1.6 million compared to $0.5 million for the same period in 1996. Contract and other revenues include licensing, milestone and research and development payments. The increase in contract and other revenues for both the three and six month periods of 1997, compared to the same periods in 1996, was primarily due to recognition of revenue under a gene-regulating drug discovery collaboration that the Company began in January 1997. Contract and other revenues recognized in the future will be dependent in part upon the continuation of this agreement, achievement of milestones under this and other existing agreements and establishment of new research, development and/or licensing agreements with corporate collaborators.

Cost of Product Sales
Cost of product sales were $1.4 million for the quarter ended June 30, 1997, compared to $1.5 million for the same period in 1996. Gross margins decreased to 41% for the second quarter of 1997 from 49% for the same period a year ago. The decline in gross margins was primarily driven by a change in sales mix towards lower margin products.

For the six months ended June 30, 1997, cost of product sales were $3.1 million compared to $3.0 million for the same period in 1996. Gross margins decreased to 39% for the first six months of 1997 from 48% for the same period a year ago. The decline in gross margins was primarily due to a decline in sales of higher margin products combined with a lower production yield on certain products.

Research and Development Expenses
The Company's research and development expenses were $2.8 million for the quarter ended June 30, 1997, compared to $2.6 million for the same period in 1996. For the first six months of 1997, research and development expenses were $5.6 million compared to $5.0 million for the same period in 1996. The increases were primarily due to additional expenditures related to a gene-regulating drug discovery collaboration and higher patient enrollment in the Company's second Phase III trial of GL701 for lupus, partially offset by reduced spending on the hepatitis G virus program.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.1 million for the quarter ended June 30, 1997, compared to $2.4 million for the same period in 1996. For the first six months of 1997, selling, general and administrative expenses were $4.3 million compared to $4.6 million for the same period in 1996. Reductions for both the three and six month periods include lower sales and marketing expenses of GLD.

Net Loss
The Company has operated at a loss since its inception and had an accumulated deficit of $116.3 million as of June 30, 1997. The net loss was $3.0 million for the three months ended June 30, 1997, compared to $2.9 million for the same period in 1996. For the first six months of 1997, net loss was $6.0 million compared to $5.9 million for the same period in 1996. Although the net loss changed little in the first six months of 1997 compared to 1996, higher contract and other revenues offset increased research and development expenses and a decline in diagnostic product gross margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances totaling $25.6 million at June 30, 1997, compared to $30.5 million at December 31, 1996. The decrease in cash and short-term investments was primarily attributable to $5.2 million used in operations, partially offset by funds received upon exercise of stock options. The cash and short-term investments balance at December 31, 1996 included $7.0 million from a 1996 private placement that was held in escrow by the Company pending expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. These funds were released to the Company in February 1997 and are shown as proceeds from issuance of common stock in the accompanying Condensed Consolidated Statement of Cash Flows.

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

The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations at least through 1998. The Company anticipates realizing a net loss at least through 1998, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales or royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities, which may result in substantial dilution to existing shareholders. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations. The foregoing are forward looking statements which involve a number of risks and uncertainties.

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

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, the study did not achieve statistical significance when all patients were included in the analysis, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline. The Company plans to submit the data package and study report for this trial to the FDA during the third quarter 1997. The Company anticipates meeting with the FDA to discuss the results of this trial before the end of 1997. The Company currently is conducting a second Phase III clinical trial for GL701. No assurance can be given as to the results of these trials, the safety or efficacy of this drug candidate or, in any event, the ability of Genelabs to obtain regulatory approval for the commercialization of the drug candidate.

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

The Company is continuing limited research and development efforts related to the hepatitis G virus. While the presence of this virus has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, the Company and its collaborators are still seeking to determine the nature and severity of any diseases specifically caused by HGV. In order to test for HGV generally in the blood banks, the Company and its licensors are continuing efforts to develop a serological assay. To date, no such assay has been introduced.

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

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 1997, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                     Affirmative           Withheld
                                                        Votes                Votes
                                                     -----------          ----------

1.   Election of the Company's Directors:

         Irene A. Chow                                32,705,512           1,103,325
         Edgar G. Engleman                            32,706,612           1,102,225
         Arthur Gray, Jr.                             32,704,012           1,104,825
         H.H. Haight                                  32,705,512           1,103,325
         Damaris Skouras                              30,620,026           3,188,811
         N.K. Wang                                    32,705,912           1,102,925

2. A proposal to approve an amendment to the 1991 Employee Stock Purchase Plan was approved with 30,728,913 affirmative votes, 1,383,565 negative votes, 195,078 abstentions and 1,501,281 broker non-votes.

3. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1997 was approved with 33,716,142 affirmative votes, 49,460 negative votes, and 43,235 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10.35 Registrant's 1991 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.04 to Registrant's Registration Statement on From S-8 (File No. 333-30083) filed on June 26, 1997).

27       Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

On April 25, 1997, the Company filed a current report on Form 8-K announcing the preliminary results of its first Phase III trial of GL701 for lupus.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENELABS TECHNOLOGIES, INC.
                                  (Registrant)

                                  Chief Executive Officer:

                                  /s/  IRENE A. CHOW
Date: August 6, 1997              -------------------------------------
                                             Irene A. Chow
                                  President and Chief Executive Officer

                                  Principal Accounting Officer:

                                  /s/  MATTHEW M. LOAR
Date: August 6, 1997              -------------------------------------
                                             Matthew M. Loar
                                  Director of Finance and Controller

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
27                  Financial Data Schedule.