Form 10-Q
period 1997-09-30
GENELABS TECHNOLOGIES INC /CA
filed 1997-11-12
CIK 874443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                       Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                           COMMISSION FILE NO. 0-19222

                           GENELABS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                     94-3010150
(State or other jurisdiction of                (I.R.S. employer identification
incorporation or organization)                             number)

505 PENOBSCOT DRIVE, REDWOOD CITY, CALIFORNIA              94063
  (Address of principal executive offices)               (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].

There were 39,409,576 shares of the Registrant's Common Stock issued and outstanding on October 31, 1997.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GENELABS TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -------------  ------------
                                                     (Unaudited)      (Note)
Current Assets:
    Cash and cash equivalents                          $  1,673      $ 4,377
    Cash held in escrow                                      --        6,953
    Short-term investments                               21,782       19,135
                                                       --------    ---------
  Cash, cash equivalents and short-term investments      23,455       30,465
  Accounts receivable                                     2,163        3,170
  Inventories                                             2,720        3,535
  Other current assets                                      599          726
                                                       --------    ---------
Total current assets                                     28,937       37,896
Property and equipment, net                               1,257        1,463
Investment in Genelabs Biotechnology, Ltd.                4,285        4,628
Other assets                                                160          132
                                                       --------    ---------
                                                        $34,639      $44,119
                                                       ========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued liabilites      $  4,050      $ 4,778
    Accrued compensation and related expenses             1,729        1,694
    Unearned contract revenue                               919        1,200
                                                       --------    ---------
Total current liabilities                                 6,698        7,672
Long-term obligations                                       582          523
                                                       --------    ---------
Shareholders' equity
    Preferred stock                                       9,682        9,682
    Common stock                                        137,530      129,591
    Common stock to be issued                                --        6,953
    Accumulated deficit                                (119,853)    (110,302)
                                                       --------    ---------
Total shareholders' equity                               27,359       35,924
                                                       --------    ---------
                                                       $ 34,629    $  44,119
                                                       ========    =========

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

                          GENELABS TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                               FOR THE THREE            FOR THE NINE
                                               MONTHS ENDED             MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                             -----------------       ------------------
                                              1997      1996           1997      1996
                                             -------   -------       --------   -------
Revenues:
    Product sales                            $ 2,463   $ 2,863       $  7,482    $8,576
    Contract                                     786       243          2,342       772
                                             -------   -------       --------   -------
       Total revenues                          3,249     3,106          9,824     9,348
                                             -------   -------       --------   -------

Operating costs and expenses:
    Cost of product sales                      1,427     1,685          4,489     4,681
    Research and development                   3,326     2,407          8,966     7,403
    Selling, general and administrative        2,073     2,163          6,397     6,759
                                             -------   -------       --------   -------
      Total operating costs and expense        6,826     6,255         19,852    18,843
                                             -------   -------       --------   -------

Operating loss                                (3,577    (3,149)       (10,028)   (9,495)

Interest income, net                             354       336          1,048       864
Equity in loss of
  Genelabs Biotechnology, Ltd.                  (114)     (112)          (343)     (162)
                                             -------   -------       --------   -------
Net loss                                     $(3,337)  $(2,925)      $ (9,323)  $(8,793)
                                             =======   =======       ========   =======

Net loss per share                           $ (0.08)  $ (0.08)      $  (0.24)  $ (0.25)
                                             =======   =======       ========   =======
Weighted average shares outstanding           39,329    36,356         38,841    35,438
                                             =======   =======       ========   =======


            See notes to condensed consolidated financial statements.

                          GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (increase/(decrease) in cash and cash equivalents)
                                 (in thousands)
                                  (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                              1997           1996
                                                           ----------     ----------
Cash flows from operating activities:
    Net loss                                                $  (9,323)    $  (8,793)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization expense                     434           626
        Equity in loss of Genelabs Biotechnology, Ltd.            343           162
    Changes in assets and liabilities:
        Receivables                                             1,007          (462)
        Inventories                                               815            39
        Accounts payable, accrued liabilities, accrued
          compensation and long-term obligations                 (634)       (1,006)
        Unearned contract revenue                                (281)           --
        Other current assets                                      127           (68)
                                                            ---------     ---------
    Net cash used in operating activities                      (7,512)       (9,502)
                                                            ---------     ---------
Cash flows from investing activities:
    Purchases of securities available-for-sale                (12,507)      (25,000)
    Proceeds from sales and maturities of securities
      available-for-sale                                        9,860         4,476
    Capital expenditures                                         (323)         (411)
    Other                                                        (121)          319
                                                            ---------     ---------
    Net cash used in investing activities                      (3,091)      (20,616)
                                                            ---------     ---------
Cash flows from financing activities:
    Payments on long-term obligations                              --        (3,109)
    Proceeds from issuance of common stock, net                 7,939        11,753
                                                            ---------     ---------
    Net cash provided by financing activities                   7,939         8,644
                                                            ---------     ---------
Effect of exchange rate change on cash                            (40)            7
                                                            ---------     ---------
Net decrease in cash and cash equivalents                      (2,704)      (21,467)
Cash and cash equivalents, beginning of the period              4,377        22,557
                                                            ---------     ---------
Cash and cash equivalents, end of the period                    1,673         1,090

Short-term investments, end of the period                      21,782        20,524
                                                            ---------     ---------
Cash, cash equivalents, and short-term investments,
  end of the period                                         $  23,455     $  21,614
                                                            =========     =========

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three or nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     INVENTORIES

The components of inventory are as follows:

                                               September 30,      December 31,
(in thousands)                                     1997              1996
                                               ------------       ------------
Raw materials                                  $      1,398       $     2,126
Work-in-process                                         623               389
Finished goods                                          699             1,020
                                               ------------       ------------
                                               $      2,720       $     3,535
                                               ============       ===========

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

4.     NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, " Earnings Per Share" ("SFAS No. 128"), which is required to be adopted in the Company's December 31, 1997 financial statements. SFAS No. 128 requires a change in the method currently used to compute earnings per share and also requires restatement of prior periods, excluding the dilutive effect of stock options. The requirement is expected to have no effect on Genelabs' net loss per share for the three or nine month periods ended September 30, 1997 and 1996.

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

The Company's lead pharmaceutical product, GL701, is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("lupus"). The lead research program is based on a proprietary enabling technology, Merlin(TM), for creating gene-specific, small organic, DNA-binding molecules. Additional research efforts are underway in the area of genomics for the identification of novel immunomodulatory genes. The Company's wholly-owned subsidiary, Genelabs Diagnostics (Pte.) Ltd. ("GLD"), located in Singapore, sells diagnostic tests for infectious diseases primarily in Europe and Asia. Genelabs has a 40% interest in a Taiwan-based company, Genelabs Biotechnology, Ltd. ("GBL"), which is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the rapidly expanding Asian market.

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, when all patients were included in the analysis the study did not achieve statistical significance, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline. The Company submitted the data package and study report for this trial to the FDA on September 30, 1997, and has commenced discussions with the FDA concerning the trial results.

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

RESULTS OF OPERATIONS

Revenues
Total revenues for the quarter ended September 30, 1997 were $3.2 million, compared to $3.1 million for the same period in 1996. For the nine months ended September 30, 1997, total revenues were $9.8 million compared to $9.3 million for the same period in 1996. Total revenues include diagnostic product sales and contract revenue.

Diagnostic product sales were $2.5 million for the quarter ended September 30, 1997, compared to $2.9 million for the same period in 1996. For the nine months ended September 30, 1997, diagnostic product sales were $7.5 million compared to $8.6 million for the same period in 1996. The decline in diagnostic product sales for both the three and nine month periods was due mainly to lower sales of the Company's western blot products and reagents across all geographic areas.

Contract revenue was $0.8 million for the quarter ended September 30, 1997, compared to $0.2 million for the same period in 1996. For the nine months ended September 30, 1997, contract revenue was $2.3 million compared to $0.8 million for the same period in 1996. Contract revenue includes licensing, milestone and research and development payments. The increase for both the three and nine month periods of 1997, compared to the same periods in 1996, was primarily due to recognition of revenue under a gene-regulating drug discovery collaboration that the Company began in January 1997. Contract revenue recognized in the future will be dependent in part upon the continuation of this agreement, achievement of milestones under this and other existing agreements and establishment of new research, development and/or licensing agreements with corporate collaborators.

Cost of Product Sales
Cost of product sales were $1.4 million for the quarter ended September 30, 1997, compared to $1.7 million for the same period in 1996. Gross margin increased to 42% for the third quarter of 1997 from 41% for the same period a year ago.

For the nine months ended September 30, 1997, cost of product sales were $4.5 million compared to $4.7 million for the same period in 1996. Gross margins decreased to 40% for the first nine months of 1997 from 45% for the same period a year ago. The decline in gross margins was primarily due to a decline in sales of certain higher margin products combined with a lower production yield on other products earlier in the year.

Research and Development Expenses
The Company's research and development expenses were $3.3 million for the quarter ended September 30, 1997, compared to $2.4 million for the same period in 1996. For the first nine months of 1997, research and development expenses were $9.0 million compared to $7.4 million for the same period in 1996. The increases were primarily due to additional expenditures related to a gene-regulating drug discovery collaboration and higher patient enrollment in the Company's second Phase III trial of GL701 for lupus, partially offset by reduced spending on the hepatitis G virus program.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.1 million for the quarter ended September 30, 1997, compared to $2.2 million for the same period in 1996. For the first nine months of 1997, selling, general and administrative expenses were $6.4 million compared to $6.8 million for the same period in 1996. Reductions for both the three and nine month periods primarily reflect the Company's continuing efforts to contain operating expenses.

Net Loss
The Company has operated at a loss since its inception and had an accumulated deficit of $119.7 million as of September 30, 1997. The net loss was $3.3 million for the three months ended September 30, 1997, compared to $2.9 million for the same period in 1996. For the first nine months of 1997, net loss was $9.3 million compared to $8.8 million for the same period in 1996. The increase in net loss for both the quarter and the nine months was primarily driven by an increase in research and development expenses combined with a decline in the gross profit of diagnostic products.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances totaling $23.5 million at September 30, 1997, compared to $30.5 million at December 31, 1996. The decrease in cash and short-term investments was primarily attributable to $7.5 million used in operations, partially offset by funds received upon exercise of stock options. The cash and short-term investments balance at December 31, 1996 included $7.0 million from a 1996 private placement that was held in escrow by the Company pending expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. These funds were released to the Company in February 1997 and are shown as proceeds from issuance of common stock in the accompanying Condensed Consolidated Statement of Cash Flows.

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

On April 25, 1997, the Company announced preliminary results of its first Phase III trial of GL701 for lupus. The results indicated a treatment response in a group of women with clinically active lupus, which constituted a majority of patients enrolled in the study. However, when all patients were included in the analysis the study did not achieve statistical significance, as an unexpectedly high placebo response rate was observed among those patients with minimal or no disease activity at baseline. The Company submitted the data package and study report for this trial to the FDA on September 30, 1997, and has commenced discussions with the FDA concerning the trial results. The Company currently is conducting a second Phase III clinical trial for GL701. No assurance can be given as to the results of these trials, the safety or efficacy of this drug candidate or, in any event, the ability of Genelabs to obtain regulatory approval for the commercialization of the drug candidate.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10.36 Amendment to Industrial Net Lease Agreement by and between Registrant and Metropolitan Life Insurance Company dated June 17, 1997.

10.37 Amendment to Tenancy Agreement for Research Unit(s) at Singapore Science Park, by and between Technology Parks Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated July 8, 1997.

10.38   Registrant's 1995 Stock Option Plan, as amended to date.

27      Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

During the quarter ended September 30, 1997, the Company filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GENELABS TECHNOLOGIES, INC.
                                            (Registrant)

                                            Chief Executive Officer:

                                             /s/  IRENE A. CHOW
Date: November 7, 1997                       -----------------------------------
                                                    IRENE A. CHOW
                                            President and Chief Executive
                                                       Officer

                                            Principal Accounting Officer:

                                             /s/  MATTHEW M. LOAR
Date: November 7, 1997                       -----------------------------------
                                                      MATTHEW M. LOAR
                                             Director of Finance and Controller

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

10.36 Amendment to Industrial Net Lease Agreement by and between Registrant and Metropolitan Life Insurance Company dated June 17, 1997.

10.37 Amendment to Tenancy Agreement for Research Unit(s) at Singapore Science Park, by and between Technology Parks Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated July 8, 1997.

10.38            Registrant's 1995 Stock Option Plan, as amended to date.

27               Financial Data Schedule.