Form 10-Q/A
period 1997-09-30
GENELABS TECHNOLOGIES INC /CA
filed 1997-11-17
CIK 874443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GENELABS TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -------------  ------------
                                                     (Unaudited)      (Note)
Current Assets:
    Cash and cash equivalents                          $  1,673      $ 4,377
    Cash held in escrow                                      --        6,953
    Short-term investments                               21,782       19,135
                                                       --------    ---------
  Cash, cash equivalents and short-term investments      23,455       30,465
  Accounts receivable                                     2,163        3,170
  Inventories                                             2,720        3,535
  Other current assets                                      599          726
                                                       --------    ---------
Total current assets                                     28,937       37,896
Property and equipment, net                               1,257        1,463
Investment in Genelabs Biotechnology, Ltd.                4,285        4,628
Other assets                                                160          132
                                                       --------    ---------
                                                        $34,639      $44,119
                                                       ========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued liabilites      $  4,050      $ 4,778
    Accrued compensation and related expenses             1,729        1,694
    Unearned contract revenue                               919        1,200
                                                       --------    ---------
Total current liabilities                                 6,698        7,672
Long-term obligations                                       582          523
                                                       --------    ---------
Shareholders' equity
    Preferred stock                                       9,682        9,682
    Common stock                                        137,530      129,591
    Common stock to be issued                                --        6,953
    Accumulated deficit                                (119,853)    (110,302)
                                                       --------    ---------
Total shareholders' equity                               27,359       35,924
                                                       --------    ---------
                                                       $ 34,639    $  44,119
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

                          GENELABS TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                               FOR THE THREE            FOR THE NINE
                                               MONTHS ENDED             MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                             -----------------       ------------------
                                              1997      1996           1997      1996
                                             -------   -------       --------   -------
Revenues:
    Product sales                            $ 2,463   $ 2,863       $  7,482    $8,576
    Contract                                     786       243          2,342       772
                                             -------   -------       --------   -------
       Total revenues                          3,249     3,106          9,824     9,348
                                             -------   -------       --------   -------

Operating costs and expenses:
    Cost of product sales                      1,427     1,685          4,489     4,681
    Research and development                   3,326     2,407          8,966     7,403
    Selling, general and administrative        2,073     2,163          6,397     6,759
                                             -------   -------       --------   -------
      Total operating costs and expense        6,826     6,255         19,852    18,843
                                             -------   -------       --------   -------

Operating loss                                (3,577)   (3,149)       (10,028)   (9,495)

Interest income, net                             354       336          1,048       864
Equity in loss of
  Genelabs Biotechnology, Ltd.                  (114)     (112)          (343)     (162)
                                             -------   -------       --------   -------
Net loss                                     $(3,337)  $(2,925)      $ (9,323)  $(8,793)
                                             =======   =======       ========   =======

Net loss per share                           $ (0.08)  $ (0.08)      $  (0.24)  $ (0.25)
                                             =======   =======       ========   =======
Weighted average shares outstanding           39,329    36,356         38,841    35,438
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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

*10.36 Amendment to Industrial Net Lease Agreement by and between Registrant and Metropolitan Life Insurance Company dated June 17, 1997.

*10.37 Amendment to Tenancy Agreement for Research Unit(s) at Singapore Science Park, by and between Technology Parks Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated July 8, 1997.

*10.38   Registrant's 1995 Stock Option Plan, as amended to date.

*27      Financial Data Schedule.

-------
* Previously filed.


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