Form 10-K405
period 1997-12-31
GENELABS TECHNOLOGIES INC /CA
filed 1998-03-26
CIK 874443

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

                                 (650) 369-9500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                                                    AS OF
                                                              FEBRUARY 27, 1998
                                                              -----------------
Aggregate market value of the voting stock held by
  non-affiliates of the Registrant..........................    $145,000,000
Number of shares of Common Stock outstanding................      39,490,032

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.
================================================================================

                          GENELABS TECHNOLOGIES, INC.

                ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 1997
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   15
Item 3.    Legal Proceedings...........................................   16
Item 4.    Submission of Matters to a Vote of Security Holders.........   16
Item 4A.   Executive Officers of the Registrant........................   16

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................   17
Item 6.    Selected Consolidated Financial Data........................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
Item 8.    Consolidated Financial Statements and Supplementary Data....   21
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   21

                                  PART III
Item 10.   Directors and Executive Officers of Registrant..............   21
Item 11.   Executive Compensation......................................   21
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   21
Item 13.   Certain Relationships and Related Transactions..............   21

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   22
SIGNATURES.............................................................   25

---------------

Genelabs(R), MERLIN(TM) and VIRIA(TM) are trademarks of Genelabs Technologies, Inc. This Form 10-K also includes trade names and trademarks of companies other than Genelabs Technologies, Inc.

                                     PART I

ITEM 1. BUSINESS.

     All statements in this 10-K that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially include, but are not limited to, product non-approval or delays by the U.S. Food and Drug Administration and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks discussed in "Risk Factors" at the end of this Item 1 (page 12 through 15 of this Report). Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a biopharmaceutical company with research focused on the discovery of small molecule drugs that function by binding to DNA to regulate gene expression or inactivate pathogens. The lead research program is based on a proprietary enabling technology, MERLIN, for creating gene-specific, small organic, DNA-binding molecules. A recently developed technology, VIRIA, is being applied to the discovery of novel anti-viral RNA-binding compounds. The Company's development efforts are focused on its lead compound, GL701, which is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("SLE").

     The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd. ("GLD"), located in Singapore, which sells diagnostic tests for infectious diseases primarily in Europe and Asia. Genelabs has an equity interest in a Taiwan-based company, Genelabs Biotechnology Co., Ltd. ("GBL"), which is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the Asian market.

     The Company's business is comprised of its discovery technologies, drug development programs, diagnostic business and its Asian biopharmaceutical investment.

     The following discussion reviews each of these areas of the Company's business.

DISCOVERY TECHNOLOGIES

     Genelabs' expertise and proprietary technology are primarily focused on the discovery of small molecule drugs that function by binding to nucleic acids to regulate gene expression or inactivate pathogens.

  Gene Regulating Drugs

     The main focus of the Company's research program is to discover sequence specific, low molecular weight DNA-binding molecules that target the regulatory regions of certain disease-causing genes. The Company's aim is for these sequence specific DNA-binding molecules to be used to inhibit the binding of critical regulatory proteins and thereby produce changes in the activity of the disease-causing genes. The Company believes that this approach has the potential for therapeutic application in a wide variety of disease indications. A fundamentally enabling element of Genelabs' approach to the design of DNA-binding molecules is provided through the use of the Company's proprietary MERLIN technology, which is able to identify DNA-binding molecules and determine the DNA sequence preference effective in protein displacement. The Company believes that MERLIN can enable the discovery of novel DNA-binding chemistries and the characterization of these molecules, which could permit the design of molecules that can be optimized and targeted to specific gene sequences.

     The number of human genes that have been identified and characterized as having an association with various disease states is growing rapidly. This wealth of information must be translated, and the functions of disease-associated genes must be elucidated in order for conventional drug discovery processes to be used to combat these diseases. Genelabs' drug discovery approach is to directly target the regulatory regions of disease-associated genes. These regulatory or promoter regions are sequences that lie adjacent to the coding sequences of a gene. MERLIN is designed to operate by evaluating small molecules for their effectiveness in displacing proteins from DNA. The ability to control gene expression or block the replication of pathogens offers the potential opportunity to create an entirely new class of drugs, sequence specific DNA-binding drugs.

     The characterization of DNA-binding molecules using MERLIN has demonstrated different sequence preferences for different molecules. Several compounds have been designed, synthesized and tested to demonstrate that the concept of building sequence specific DNA-binding drugs is valid. This first series of sequence specific, DNA-binding molecules are research tools that have allowed Genelabs scientists to demonstrate gene-targeted effects in cell-based assays. The treatment of tissue-cultured human cells with these molecules results in the altered expression of a few genes while exerting little effect on the expression of other genes. Furthermore, preliminary evidence indicates specific effects on the expression of two predicted target genes. Collectively, these data suggest that pharmaceuticals developed using this technology can be targeted to specific genes; and due to sequence specificity and high binding affinity, it is anticipated that these pharmaceuticals can be more efficacious and less toxic than the currently known DNA-binding drugs. In addition to MERLIN, a recently developed sister technology, VIRIA (Viral Inhibition Assay), is being applied to the discovery of novel anti-viral RNA-binding molecules. These technologies, particularly VIRIA, are in the early stage and still under development. See "Risk Factors -- Early Stage of Development."

  Collaborations and Grants

     DuPont Merck -- In December 1996, the Company signed a collaborative research and license agreement with The DuPont Merck Pharmaceutical Company ("DuPont Merck") to jointly develop small molecule gene-regulating drugs using the Company's DNA-binding technology, including its MERLIN assay system. Under this collaboration, the Company and DuPont Merck are jointly conducting a drug discovery program directed towards a number of target genes. Each company will have the right to develop or out-license products resulting from a shared library of compounds and chemistries developed by the collaboration, although DuPont Merck will have certain exclusive rights to pharmaceutical products resulting from the collaboration. Under the terms of the agreement, the Company received an up-front payment and will receive research funding for at least two years. The Company will also receive payments for milestones reached for each gene target as well as royalty payments for each successful product resulting from this collaboration. However, there can be no assurance that the milestones will be achieved or that the Company or DuPont Merck will be successful in identifying DNA-binding compounds for the selected target genes.

     DARPA -- In February 1998, the Company received a three year, $13.6 million research grant from the Defense Advanced Research Projects Agency ("DARPA") to apply Genelabs' DNA-binding and RNA-binding technologies towards the discovery of drugs that can be used as countermeasures to agents of biological warfare. Under the terms of the grant, Genelabs will receive research funding and has the right to commercialize any invention it makes during the term of the grant. Although the grant term is for three years, like most government grants the grant is incrementally funded, and funding for the second and third years are contingent upon the availability of funds. There can be no assurance that the funds will be available and that the grant will continue for its second and/or third year.

     Genelabs currently is seeking additional drug discovery research collaborations using its DNA-binding technology with various other pharmaceutical companies. No assurance can be given as to the ability of the Company to complete an agreement with any additional collaborators on a timely basis or at all.

  Novel Immunomodulatory Genes

     The Company's scientists have used advanced technologies to isolate novel human genes encoding immunomodulatory molecules such as cytokines, cytokine receptors, and immunomodulatory transcription factors from a large cluster of immunomodulatory genes encoded on human chromosome 5. Using a positional cloning method called direct selection, the Company's researchers have selected cDNAs from genes encoded within the immunomodulatory gene cluster on chromosome 5, which is thought to contain a genetic locus associated with asthma. Patent applications have been filed in the U.S. to claim these novel sequences. In July 1997, the Company announced a clinical study agreement with University of California San Francisco to determine whether the expression of any of the novel gene candidates is altered in atopic asthmatic patients. The Company is actively pursuing funding through potential external collaborators to investigate the biological function and commercial potential of these genes and to isolate additional novel human genes. No assurance can be given as to the ability of the Company to complete an agreement with any additional collaborators on a timely basis or at all.

  Novel Viruses

     In connection with its discovery of the hepatitis E virus ("HEV"), Genelabs has granted SmithKline Beecham ("SKB") a worldwide license under certain Genelabs patents and know-how to make, use and sell an HEV vaccine. In this agreement, Genelabs retained co-marketing rights to any HEV vaccine in Asia and has the co-marketing rights to combine SKB's existing hepatitis A virus vaccine with an HEV vaccine in Asia. SKB is in the process of developing an HEV vaccine. In addition, Genelabs has granted Abbott a non-exclusive worldwide license under certain Genelabs patents and know-how to make, use and sell tests for the diagnosis of HEV.

     In 1995, Genelabs announced the discovery of hepatitis G virus ("HGV"). Findings indicate that this virus is associated with hepatitis and can be transmitted through transfusion of contaminated blood. Genelabs has entered into a limited co-exclusive, royalty-bearing licensing agreement with Boehringer Mannheim to develop and commercialize diagnostic screening products for new hepatitis viruses, including HGV. The Company also has entered into an agreement with Chiron Corporation and Ortho Diagnostic Systems Inc., which, among other things, provides them a worldwide, limited co-exclusive, royalty-bearing license to develop and commercialize diagnostic screening products specifically for HGV. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV. Additionally, there are currently no assays developed for screening the blood bank supply. The Company's ongoing expenditures on this program are limited to supporting disease association efforts conducted by Genelabs' collaborators.

DRUG DEVELOPMENT

     Genelabs has focused its internal biopharmaceutical product programs on the development of its therapeutic product for the treatment of systemic lupus erythematosus and on a potential therapeutic agent for cancer.

  GL701: Systemic Lupus Erythematosus

     Systemic lupus erythematosus is a severe, chronic and frequently debilitating autoimmune disease that can affect the skin, joints, kidneys and nervous system. Current treatment is often inadequate, due either to limited benefits or to severe adverse side effects. With an estimated prevalence of 40 to 50 cases per 100,000 people, SLE affects approximately 150,000 patients in the U.S. according to the American College of Rheumatology, and Genelabs believes that there are at least three times that number of patients worldwide. Industry sources have estimated that SLE is ten times more common in women than men and more severe in Asian and African-American populations.

     GL701, Genelabs' therapeutic candidate for SLE, is a pharmaceutical formulation designed for oral administration that contains dehydroepiandrosterone ("DHEA") as the active ingredient. DHEA is a naturally occurring hormone that is produced by the adrenal glands.

     Studies by Genelabs' scientific collaborators at Stanford University have indicated that oral use of DHEA may be effective and safe for the treatment of SLE. SLE patients generally have abnormally low levels of DHEA, and studies have shown that hormonal influences play a role in the development and progression of SLE. A Phase II clinical study conducted at Stanford University in 1993 involved 28 women with SLE who received either DHEA or a placebo over the three-month study period. Results of this study, published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients' own assessments, the physicians' clinical assessments and a commonly accepted disease activity index, while placebo-treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a glucocorticoid drug that is commonly used to treat SLE, has many serious side effects and is a cause of disability and death in SLE patients. Genelabs has exclusive worldwide rights under a U.S. patent granted to Stanford for the use of DHEA to treat SLE and to use Stanford's clinical trial results.

     The Company has completed a 191 patient randomized, double-blind, placebo controlled, multi-center, Phase III human clinical trial of GL701 for the treatment of mild to moderate SLE in women who require prednisone or other steroids for their treatment. Patients in the trial received one of two daily GL701 doses or placebo for seven to nine months. Data presented on behalf of the Company in November 1997 showed that, compared to placebo, more patients who received daily doses of 200 mg of GL701 achieved the study's primary endpoint, which was a sustained reduction in their steroid dose to 7.5 mg per day or less. This beneficial effect was most evident in the 137 SLE patients with active disease, defined as a SLE Disease Activity Index (SLEDAI) score greater than 2. In these patients, 51% of the group who received daily doses of 200 mg of GL701 achieved the primary endpoint compared to 29% of the placebo group.

     The Company's second Phase III trial, which started in March 1996, will conclude patient enrollment in March 1998 with over 350 patients. This double-blind, placebo controlled trial is designed to determine whether GL701 can improve clinical outcome or disease symptoms. As patients in the trial will be treated for one year, the Company anticipates the clinical portion of this trial to be completed in March 1999. See "Risk Factors -- Uncertainties Related to Clinical Trials."

     The U.S. Food and Drug Administration ("FDA") has recognized the severely debilitating nature of SLE and the lack of adequate treatment by granting Subpart E designation to GL701. This designation permits the possibility of expedited development of the candidate drug and has typically only been granted for products addressing life threatening diseases, such as cancer and AIDS therapies. The FDA also granted Orphan Drug status to GL701 for the treatment of SLE, a designation that provides seven years of U.S. marketing exclusivity for this indication to Genelabs if it is the first company to sponsor an approved new drug application for such indication. See "Risk Factors -- No Assurance of Regulatory Approvals; Uncertainty of Government Regulation."

     DHEA is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained a U.S. patent for the use of GL701 to treat SLE through reduction of steroid dose, it is not able to obtain patent protection for the compound itself.

     Genelabs has licensed certain GL701 development and marketing rights for Asia to GBL and a third Phase III trial is currently being conducted by GBL in Taiwan.

  GL331: Multiple Drug Resistant Cancers

     Genelabs and its affiliate GBL are currently developing GL331, an etoposide analog, as a potential treatment for multiple drug resistant cancers. In laboratory and animal tests, GL331 has demonstrated anti-cancer activity against malignant cells that had already developed resistance to chemotherapeutic agents most frequently used for the treatment of small cell lung cancer. Genelabs has completed a Phase I human clinical safety study at M.D. Anderson Cancer Center in Houston, Texas. The study achieved its objective to determine the maximum tolerable dose of the drug. In 1997, GBL received approval from the Taiwan Department of Health for a new Phase IIa study of this agent in patients with gastric carcinoma and has recently initiated the study. Depending on the results of this study, Genelabs may further develop GL331 in collaboration with a third party.

DIAGNOSTICS BUSINESS

     Using its technological expertise in molecular virology, Genelabs has built an international diagnostics business with a global infrastructure. Its fully owned diagnostics subsidiary, Genelabs Diagnostics (Pte.) Ltd., is headquartered in Singapore, which houses manufacturing, research and development, as well as its Asian sales office. Marketing, sales and distribution for Europe, the Middle East and Africa are managed from offices in Geneva, Switzerland and Leuven, Belgium while the Americas are managed from the Company's corporate headquarters in Redwood City, California. GLD has affiliate offices in Thailand and Taiwan, and two sales office in China. The Company's strategy is to market both directly as well as through a network of distributors where appropriate. Genelabs has focused its diagnostics business on the European, Asian, and Middle East markets and is now expanding into South America.

     GLD is engaged in virology blood testing with a focused mix of Western Blot assays and rapid and ELISA tests, for the diagnosis of infectious diseases, principally human immunodeficiency virus ("HIV"), human T-cell leukemia virus ("HTLV"), and hepatitis viruses including hepatitis C virus and HEV, in addition to others. Recent market expansion into gastroenterology includes a novel immunodiagnostic method for serological detection of helicobacter pylori, the bacteria known to cause stomach ulcers which is also linked to cancer. GLD also manufactures hepatitis B surface antigen and related raw materials used for the production of diagnostic kits.

     Genelabs believes that the future growth of its diagnostics business will require additional research and development efforts, and that over time sales may decline without further research and development efforts. Due to the Company's limited resources, Genelabs may not be able to independently or adequately support such efforts.

     Pursuant to the terms of Genelabs' Series A Convertible Preferred Stock ("Preferred Stock") issued to Chiron Corporation and Johnson & Johnson Development Corporation ("Chiron and J&J"), in May 2000 Chiron and J&J have the option to convert the Preferred Stock into 49.99% of Genelabs' diagnostics business, if the remainder of this business is purchased by these two companies at its then fair market value.

ASIAN BIOPHARMACEUTICAL INVESTMENT

     In November 1995, Genelabs invested approximately $4.8 million and assigned the Asian rights to several of its products in exchange for a 40% ownership interest in Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China. The government of Taiwan invested approximately $5.7 million and Asian institutional investors invested approximately $4.1 million in exchange for 35% and 25% ownership interests, respectively. GBL's business strategy is to focus on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the Asian market.

     In August 1997, GBL entered into agreements under which it purchased a Bristol Myers Squibb (Taiwan) Ltd. ("BMST") pharmaceutical manufacturing plant. In addition, GBL acquired rights to manufacture BMST's Taiwan requirements for a number of pharmaceutical products for a minimum of three years and to act as BMST's distributor for certain products in selected territories in Taiwan. In September 1997, GBL began toll manufacturing BMST key products. In March 1998, GBL entered into an agreement to purchase a sales and marketing organization specializing in pharmaceutical products for Taiwan hospitals.

     Consistent with the original investment plan, GBL has commenced a second financing round which is expected to close in April 1998. The Company will contribute additional technology to this affiliate in this financing round, but will not invest additional cash. As a result, the Company expects its ownership interest to decrease to approximately 30%. The Company may from time to time elect to further decrease its ownership interest in the future.

MARKETING AND SALES

     The Company's current marketing and sales activities relate primarily to its diagnostics business, which is conducted through the Company's Singapore-based subsidiary, GLD. GLD currently markets its confirmatory diagnostic tests worldwide, but for research use only in the U.S.; its rapid tests in markets outside the U.S.; its screening tests primarily in Asia and its reagents to multinational diagnostic companies on a worldwide basis. GLD sells its products directly through its own sales offices in the U.S., Europe and Asia and through distributors.

     The Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, including pharmaceutical products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. Genelabs has established a number of strategic alliances with selected market leaders such as Abbott, Boehringer Mannheim, Chiron, DuPont Merck, Ortho Diagnostic Systems and SmithKline Beecham. In these alliances, Genelabs generally receives a royalty or will receive royalties on the sale of products by the licensor if a licensed product is ever successfully introduced and also has retained certain rights to market the products on its own. The Company has also licensed certain rights for selected products to GBL for development and marketing in Asia.

COMPETITION

     Competition is intense in the human healthcare industry, particularly in the application of biotechnology, and the level of competition is expected to increase in the future. In seeking to develop proprietary pharmaceutical and diagnostic products and technologies, Genelabs faces competition from a number of major pharmaceutical companies as well as emerging biotechnology companies. The Company faces particularly significant competition from a number of large pharmaceutical and diagnostic companies with respect to the Company's diagnostic business. Many of these competitors have substantially greater financial and other resources, larger research and development staffs and more extensive manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining FDA and other regulatory approvals. These factors may enable these competitors to develop products competitive with or superior to those the Company plans to develop. Such competitive products could enter the marketplace before the Company's products.

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

     Genelabs believes that success in any of its product development efforts will depend on its ability or the ability of its collaborators to enter the marketplace with superior, cost-effective products in a timely manner, as well as on scientific and technological superiority, managerial competence in identifying, pursuing and securing opportunities, operational efficiency in developing, protecting, producing and marketing products and the ability to obtain timely regulatory agency approvals and adequate funds. Achieving success will also depend on the Company's continued ability to attract and retain skilled and experienced personnel and to develop and secure the rights to advanced proprietary technologies and products.

PATENTS AND LICENSES

     The Company seeks patent protection for its proprietary technologies and potential products in the U.S. and in foreign countries. The Company has received several U.S. patents and patent allowances with claims relating to the MERLIN assay technology, methods for constructing small molecule, sequence-specific drugs, and therapeutic uses in which a small molecule drug acts by binding to a sequence specific region of a gene and displacing a regulatory protein from its binding site. Patents with claims relating to the MERLIN assay technology also have issued in Europe, Canada and Australia. In addition, the Company is currently prosecuting a number of patent applications in the U.S. and in various other countries relating to the Company's proprietary technologies and products, including those relating to the MERLIN and VIRIA technologies, immunomodulatory genes and the Company's HEV and HGV discoveries. It is not known how many of these pending patent applications will be granted as patents. The Company has licenses under a number of patents and patent applications owned by third parties.

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

     GL701 is a pharmaceutical formulation designed for oral administration that contains DHEA as the active ingredient. DHEA is a compound that has been in the public domain for many years and the Company is thus unable to obtain patent protection covering GL701's composition of matter. Genelabs does have an exclusive license under a U.S. patent relating to the use of DHEA for the treatment of SLE through reduction in steroid dose.

     The Company is aware that others, including various competitors, educational institutions and governmental organizations, have intellectual property, particularly patents and pending patent applications, in the U.S. and other countries potentially useful or necessary to the Company's businesses. The Company is aware that others are pursuing and have obtained patents covering inventions in the field of HTLV-I, HTLV-II and HIV-2 peptides. There can be no assurance that the Company will be able to manufacture or sell its diagnostics products without obtaining licenses to such patents or without modifying certain of its diagnostic products to avoid the claims in such patents. There can be no assurance that the Company will be able to obtain licenses to such patents, or that the Company will not have to limit the countries where its applicable diagnostic products are made and sold to avoid such patents, which could have a material adverse effect on the Company's product revenues.

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

     In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. Although the Company seeks to protect trade secrets and confidential information they believe to be significant through a policy of having its employees, consultants, and advisors execute proprietary information and assignment of invention agreements, there can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information. There also can be no assurance that others will not either develop independently the same or similar trade secrets or confidential information or obtain access to such trade secrets or confidential information. Furthermore, there can be no assurance that others have not obtained or will not obtain patent protection that will preclude the Company from using its trade secrets or confidential information. See "Risk Factors -- Uncertainties Regarding Patents and Trade Secrets."

GOVERNMENT REGULATION

     The research and development, manufacture, distribution and marketing of human pharmaceutical and medical device products are subject to regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that the Company is developing. In the U.S., prior to the testing of a new drug in human subjects, the FDA requires the submission of an Investigational New Drug Application ("IND") which consists of, among other things, results of preclinical laboratory and animal tests, information on the chemical compositions, manufacturing and controls of the products, a protocol, an investigator's brochure and a proposed clinical program. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation.

     Unless the FDA objects, the IND becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and may involve a request for additional data, clarification or validation of data submitted, or modification of the proposed clinical trial design.

     Clinical trials are conducted in accordance with protocols that detail the objectives and designs of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the informed consent and the safety of human subjects and the possible liability of the institution. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify the common short-term adverse effects and safety risks. When Phase II evaluations indicate that a product is effective and has an acceptable safety profile, two Phase III trials are normally required to further test for safety and efficacy within an expanded patient population at multiple clinical sites. Although the Company has been granted Subpart E designation with respect to GL701, which provides for the potential accelerated development of the drug, the Company plans to complete its second Phase III trial of GL701 and further demonstrate satisfactory results of GL701 prior to filing of a New Drug Application ("NDA"). No assurance can be given that the results of the Company's second Phase III trial will warrant proceeding with an NDA or continuing with the development of GL701.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of the NDA for approval of the marketing and commercial shipment of the new drug. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

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

     Sales of the Company's products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country. The process of obtaining FDA and other domestic and foreign government approval for a new human drug, biological product or diagnostic is likely to take a number of years and involve the expenditure of substantial resources. There can be no assurance that any of the Company's products will be approved by the FDA or foreign regulatory agencies on a timely basis or at all.

     The Company's manufacturing, research and development programs involve the use of hazardous, chemical, radiological and biological materials, such as infectious disease agents. Accordingly, the Company's present and future business is subject to regulations under state and federal laws regarding work force safety, environmental protection and hazardous substance control and to other present and possible future local, state and federal regulations. See "Risk Factors -- No Assurance of Regulatory Approvals; Uncertainty of Government Regulation."

MANUFACTURING

     GLD manufactures all of its diagnostics products in its Singapore facility or through OEM arrangements. In 1993, GLD's Singapore manufacturing facility was jointly certified by the British Standards Institute and the Singapore Institute of Standards and Industrial Research, now known as the Singapore Productivity and Standards Board, as compliant with ISO 9002, a set of internationally recognized guidelines on quality management systems. This certification is generally required for pre-marketing approval in most countries outside the U.S.. In 1996, GLD's Singapore manufacturing facility received EN46002 certification from TUV Product Services of Germany. This certification provides evidence of conformance to specific requirements for suppliers of medical devices that are more specific than the general requirements in ISO 9002. It embraces the principles of current Good Manufacturing Practices used in the manufacture of medical devices.

     The Company currently has no manufacturing facilities for production of clinical or commercial quantities of any compounds under development as pharmaceutical products, including GL701. The Company is and will be relying upon third parties to manufacture its products in quantities sufficient to meet both clinical and commercial needs. The Company will be dependent upon these manufacturers to comply with current Good Manufacturing Practices and to meet its production requirements. There can be no assurance that these manufacturers will timely deliver sufficient quantities of the Company's products or that the Company would be able to find substitute manufacturers, if necessary. See "Risk Factors -- Dependence on Third-Party Manufacturing and Sole-Source Suppliers; Manufacturing Risks."

EMPLOYEES

     As of February 27, 1998, the Company had 147 full time employees, including 65 employees for its diagnostics subsidiary. Of the 82 employees that are not employed in diagnostics, 63 were involved in research and development, and 19 were involved in administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

                                  RISK FACTORS

     The following risks should be considered by shareholders and prospective investors in the Company.

EARLY STAGE OF DEVELOPMENT

     Genelabs' technology and product candidates are at an early stage of development. The Company's technologies, including the DNA and RNA-binding technologies, are in many cases new and still under development. These approaches have not yet been proven to have a therapeutic effect. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of SLE, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. There can be no assurance that any of these therapeutic products or others resulting from Genelabs' research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and initial clinical trials of products under development by the Company may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. The safety and efficacy of a therapeutic product under development by the Company, such as GL701, must be supported by extensive data from clinical trials. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. No assurance can be given as to whether the FDA will view the results of the Company's Phase III trials of GL701 for SLE to be sufficient to serve as the basis for the filing of an NDA.

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

NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTY OF GOVERNMENT REGULATION

     The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for proposed indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. In particular, no assurance can be given that the results of the Company's second Phase III trial of GL701 will warrant proceeding with an NDA or continuing with the development of the drug candidate.

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

     The Company has obtained orphan drug status for GL701 for the treatment of SLE. Orphan drug status may, under present regulations, entitle the Company to seven years of U.S. marketing exclusivity provided that the Company is the first to sponsor an approved new drug application for such indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent the same compound from being approved for a different use. There can be no assurance that the scope of protection or the level of exclusivity that is currently afforded by orphan drug status will remain in effect in the future.

     DHEA is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained a U.S. patent relating to the use of GL701 to reduce steroid dose in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

     The Company has incurred losses in each year since its inception and has accumulated approximately $123.9 million in net losses through December 31, 1997, including a net loss of $12.9 million in 1997. The Company anticipates realizing a net loss at least until 2000, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities or bank financing. There can be no assurances that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES REGARDING PATENTS AND TRADE SECRETS

     There has been increasing litigation in the biotechnology, diagnostic and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic, diagnostic and vaccine products that are the subject of conflicting patent rights. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and diagnostic companies, including Genelabs, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Others, including competitors of Genelabs, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or technology competitive with those of Genelabs, particularly with respect to its diagnostics business. There can be no assurance that any patents owned or controlled by the Company will protect Genelabs against infringement litigation or afford commercially significant protection of the Company's technology. None of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may therefore be different.

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

UNCERTAINTY OF FUTURE FINANCIAL RESULTS

     The Company's operating results may fluctuate significantly depending on a variety of factors, including the scope of clinical trials for GL701; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's diagnostic products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and currency fluctuations. The Company expects operating expenses to increase in 1998, and there can be no assurance that the Company will maintain or increase revenues or ever achieve profitability.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as problems with clinical development of the Company's potential products; announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors; continued or expanded marketing of DHEA as a dietary supplement; the level of sales of the Company's diagnostics products; delays or other developments relating to regulatory approvals; developments or disputes relating to patent or proprietary rights; comments and reports by securities analysts; product liability claims; as well as period-to-period fluctuations in the Company's financial results, may each have a significant negative impact on the market price of the Common Stock. Any large sale of securities of the Company could have a significant adverse effect on the market price of the Common Stock.

IMPACT OF YEAR 2000

     The Company has assessed its computer systems and believes that such systems will function properly with respect to dates in the year 2000 and thereafter. The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers, contractors and collaborators; however, the potential impact and related costs are not known at this time.

ITEM 2. PROPERTIES.

     The table below sets forth certain information with respect to the principal facilities of the Company.

                                                         APPROX.
                                                        FLOOR AREA   ANNUAL BASE
         LOCATION              PRINCIPAL OPERATIONS     (SQ. FT.)       RENT       LEASE EXPIRATION DATE
         --------              --------------------     ----------   -----------   ---------------------
Redwood City, CA..........  Research, clinical            50,000      $855,000         November 2002
                            development and office
                            facilities
Singapore.................  Manufacturing, research,      21,000      $557,000            March 1999
                            clinical development and
                            office facilities

     The Company has an option to extend the lease for a certain portion of the Singapore facility for an additional two years. The Company believes that the above-described facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, who are chosen by and serve at the discretion of the Board of Directors, at March 26, 1998, were as follows:

           NAME              AGE                            POSITION
           ----              ---                            --------
Irene A. Chow, Ph.D........  59    Chief Executive Officer, President and Director
James A. D. Smith..........  39    Chief Operating Officer
Cynthia A. Edwards, Ph.D...  44    Vice President, Research
Melinda Griffith...........  43    Vice President, General Counsel and Secretary
Marc Gurwith, M.D..........  58    Vice President, Drug Development and Chief Medical Officer

     Irene A. Chow has been Chief Executive Officer and President since July 1995. Before being appointed President and Chief Operating Officer of Genelabs in May 1995, she served the Company as President of the Biopharmaceutical Division beginning in August 1993 when she also became a Director. In addition to her duties at the Company, Dr. Chow also chairs GBL's Board of Directors. From 1975 to 1993, Dr. Chow held several positions at Ciba-Geigy Corporation, USA, a pharmaceutical company, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. In this capacity, she directed all scientific, medical, technical and regulatory activities related to the development of new drugs. During her last 8 years at Ciba-Geigy, Dr. Chow was responsible for overseeing the approval of 10 NDA's by the FDA and submission of an additional 26 IND's to the FDA. She holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

     James A. D. Smith has been Chief Operating Officer since October 1996, and was Vice President, Marketing and Business Development from June 1995 through September 1996. From January 1994 through June 1995 he was Director of Marketing. Prior to joining Genelabs in early 1994, Mr. Smith served for more than ten years in various marketing and business development positions with ICN Pharmaceuticals, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California, San Diego.

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

     Melinda Griffith has been Vice President, General Counsel and Secretary of Genelabs since May 1996. From October 1995 through May 1996 she was Vice President and Chief Legal Counsel for Genelabs. During 1995, she served as Senior Counsel for Mitsubishi Electric America, Inc. From 1992 to 1995, she was Director of Legal Affairs for Arris Pharmaceutical Corporation and previously had served as Senior Counsel for Cetus Corporation. She received her J.D. from Hastings College of the Law and has a B.S. in Business Administration from the University of California, Berkeley.

     Marc Gurwith has been Vice President, Drug Development and Chief Medical Officer since August 1997. From January 1995 until August 1997 he was Vice President, Clinical Research and Associate Medical Director at Sequus Pharmaceuticals. Previously, he served as Vice President of Medical and Scientific Affairs at Boehringer Mannheim Pharmaceuticals and Senior Director of Clinical Research at Wyeth-Ayerst Research. Dr. Gurwith received his M.D. from Harvard University, his J.D. from Temple University School of Law and his B.A. from Yale University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Common Stock of the Company began trading publicly on the NASDAQ National Market on June 13, 1991 under the symbol "GNLB." The following table sets forth for the periods indicated the high and low sale prices reported by the NASDAQ National Market.

                                                       HIGH      LOW
                                                       ----      ---
1996
1st Quarter..........................................   8 1/8     4 1/2
2nd Quarter..........................................   9 9/16    6
3rd Quarter..........................................   6 5/8     3 3/4
4th Quarter..........................................   6 7/16    3 3/8
1997
1st Quarter..........................................   7 3/4     4 3/8
2nd Quarter..........................................   4 5/8     1 15/16
3rd Quarter..........................................   5 5/16    2 1/4
4th Quarter..........................................   4 3/8     2 7/16

     As of February 27, 1998, there were approximately 758 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------
                                         1997      1996       1995       1994       1993
                                        -------   -------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations:
  Total revenues......................  $12,790   $13,330   $ 18,648   $ 16,064   $ 12,930
  Net loss............................  (12,897)  (11,397)   (10,511)   (15,609)   (22,013)
  Net loss per share..................    (0.33)    (0.32)     (0.38)     (0.68)     (1.06)

                                                           DECEMBER 31,
                                        --------------------------------------------------
                                         1997      1996       1995       1994       1993
                                        -------   -------   --------   --------   --------
                                                          (IN THOUSANDS)
Balance Sheet:
  Cash, cash equivalents and
     short-term investments...........  $21,099   $30,465   $ 22,557   $  4,584   $ 14,036
  Working capital.....................   18,715    30,224     18,776      5,346     13,689
  Total assets........................   31,139    44,119     36,198     14,958     25,181
  Long-term debt including current
     portion..........................       --        --      3,324      3,535      3,614

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays by the U.S. Food and Drug Administration and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed elsewhere in this Report. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a biopharmaceutical company with research focused on the discovery of small molecule drugs that act by binding to DNA to regulate gene expression or inactivate pathogens. The lead research program is based on a proprietary enabling technology, MERLIN, for creating gene-specific, small organic, DNA-binding molecules. A recently developed technology, VIRIA, is being applied to the discovery of novel anti-viral RNA-binding compounds. The Company's clinical development efforts are focused on its lead compound, GL701, which is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("SLE").

     The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd. ("GLD"), located in Singapore, which sells diagnostic tests for infectious diseases primarily in Europe and Asia. In addition, Genelabs has an equity interest in a Taiwan-based company, Genelabs Biotechnology Co., Ltd. ("GBL"), which is focused on late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the Asian market.

     The Company expects to continue to invest in biopharmaceutical product research and development. Revenue from the sale of therapeutic products is not expected until the launch of its first product, which is not expected to occur for several years, if at all. The Company has several collaborations and is seeking additional collaborations with other pharmaceutical companies for some of its technologies to maximize its profitability for products that may result from those technologies and to obtain funding for a portion of its research and development expenses. However, Genelabs expects to continue to incur operating losses for at least the next several years.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Revenues

     Revenues include both diagnostic product sales and contract revenue. Total revenue was $12.8 million in 1997, $13.3 million in 1996, and $18.6 million in 1995.

     Diagnostic product sales were $9.7 million in 1997, $11.3 million in 1996, and $10.1 million in 1995. The decrease in 1997 was primarily due to lower sales of the Company's Western Blot products and reagents across the major geographic areas, more than offsetting increases in European sales and sales of Western Blot products from the year before.

     Contract revenues were $3.1 million in 1997, $2.0 million in 1996, and $8.5 million in 1995. Contract revenues include royalties, licensing, milestone and research and development payments. The increase in 1997 as compared to 1996 was primarily due to increased revenue from a drug discovery research collaboration that began in January 1997, which was partially offset by a decline in milestone revenue under a separate collaboration. The decrease in 1996 was due in main part to the 1995 recognition of $6.0 million in revenue from a collaboration for development of diagnostic products for the hepatitis G virus ("HGV"). Because this $6.0 million was in the form of up-front license payments, there was no comparable revenue in 1996 or 1997, and the Company does not anticipate additional payment under this collaboration in 1998. Contract revenues recognized in the future will be dependent in part upon the Company's achieving milestones under current agreements, and entering into new research and development and licensing agreements with corporate collaborators.

  Cost of Product Sales

     Cost of diagnostic product sales were $5.8 million in 1997, $6.2 million in 1996, and $6.1 million in 1995; gross margins were 40%, 45% and 40%, respectively. The decline in gross margins in 1997, compared to 1996, was primarily due to a decline in sales of certain higher margin products combined with a lower production yield on manufactured products earlier in 1997. The improvement in 1996 gross margins, compared to 1995, was due to lower costs after a consolidation of the Company's production facilities, higher production yields, and differences in the mix of products sold.

  Research and Development Expenses

     The Company's research and development expenses were $12.4 million in 1997, $10.1 million in 1996, and $12.6 million in 1995. The Company's principal ongoing research and development expenses are directed toward its priority projects which are the discovery of drugs that act by binding to DNA to regulate gene expression or inactivate pathogens and the development of GL701 for SLE. The increase in research and development in 1997, compared to 1996, resulted primarily from additional research conducted for a gene-regulating drug discovery collaboration that began in 1997 and also from higher development costs as a result of higher patient enrollment in the Company's clinical trials of GL701 for SLE. The decrease in 1996, compared to 1995, was due to the Company's decision to focus primarily on gene-regulating drug discovery and GL701, while reducing or eliminating expenditures on other projects, namely HGV. In the future, the Company expects its annual research and development expenses to increase and to exceed the contract revenues associated with these programs.

     In 1995, related to the acquisition of GLD in 1993, the Company issued an additional 497,000 shares of Common Stock to the original GLD shareholders who retained their shares for a certain holding period. In connection with this stock issuance, the Company recorded a non-cash charge of $0.9 million for purchased in-process research and development.

  Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses were $8.3 million in 1997, $9.3 million in 1996 and $10.0 million in 1995. The decrease in SG&A expenses in 1997, compared to 1996, was due to lower marketing expenses for the Company's diagnostics subsidiary, the lower value of the Singapore dollar in which GLD's expenses are denominated and a small reduction in corporate administrative headcount. The decrease in 1996, compared to 1995, primarily reflects the Company's reduced headcount. The Company presently anticipates that further SG&A expense decreases in 1998 are not likely.

  Net Interest Income

     The Company recognized net interest income of $1.4 million in 1997, $1.2 million in 1996, and $0.5 million in 1995. The increases in interest income in both 1997 and 1996 represent higher average cash and investment balances compared to the previous years, as well as lower interest expense after the Company repaid certain debentures in early 1996.

  Equity in Loss of Genelabs Biotechnology Co., Ltd.

     The increased loss in 1997, compared to 1996, reflects additional business activity resulting from GBL's purchase of a pharmaceutical manufacturing facility during 1997. The increased loss in 1996, compared to 1995, results from a full year of operations in 1996 compared to two months in 1995.

  Net Losses

     The Company has operated at a loss since its inception and had an accumulated deficit of $123.9 million as of December 31, 1997. The net loss was $12.9 million in 1997, $11.4 million in 1996, and $10.5 million in 1995. The higher net loss in 1997 as compared to 1996 was primarily due to lower gross profit from the Company's diagnostics subsidiary as well as increased research and development spending. The 1996 net loss is higher than that of 1995 mainly due to $6.0 million received in 1995 as up-front license payments from a diagnostics collaboration, largely offset by lower recurring operating expenses, higher gross margins and a non-cash charge for in-process research and development.

  Foreign Currency Translation

     The functional currency of GLD is the Singapore dollar, and the functional currency of GBL is the New Taiwan Dollar. In addition, the Company receives diagnostics revenues from other countries throughout the world. As a result, risks exist that revenues and/or asset values may be impacted by changes in global currency exchange rates. In 1997, the US dollar value of net assets held by the Company in Singapore and Taiwan declined. The 1997 decline in value of the Singapore dollar did not have a significant impact on the Company's financial position as certain GLD Singapore-based assets are offset by comparable liabilities; additionally, the 1997 currency devaluation was largely offset by appreciation from the previous several years. The decline in value of the New Taiwan dollar, however, did not offset any previous appreciation and has resulted in a lower value for the Company's investment. The unrealized impact of foreign currency changes are reported as "cumulative foreign currency translation adjustment" on the balance sheet.

  Income Taxes

     Because Genelabs has generated net losses since its inception, income taxes have not been a significant expense. At December 31, 1997, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $96 million and $13 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.6 million, respectively. The federal net operating loss and California tax credit carryforwards expire in various amounts between the years 2000 and 2012. The California net operating loss carryforwards expire in various amounts between the years 1998 and 2002. Under provisions of the Internal Revenue Code, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to future limitations because of changes in ownership resulting from financing transactions. To date, no restriction in the ability to utilize the Company's carryforwards is anticipated. However, future equity transactions which the Company may enter into could cause ownership changes which may result in substantial limitation, or expiration, of net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $21.1 million at December 31, 1997, compared to $30.5 million at December 31, 1996. The $9.4 million decrease in cash, cash equivalents and short-term investments was largely attributable to cash used in operations as the company continued, and even expanded, its research into drug discovery to regulate gene expression or inactivate pathogens and the development of GL701 for SLE.

     The Company has funded its operations since inception primarily through public and private offerings of its common stock, private offerings of its preferred stock, contract revenues and product sales. The Company has no bank debt or open credit lines. Genelabs expects to incur substantial additional costs, including costs for clinical trials for products currently under development and costs for further research on drug discovery. The amount of the additional costs, as well as increased expenditures necessary for working capital and capital requirements, will depend on numerous factors including the timing and outcome of any regulatory actions related to the Company's products. In addition, funding requirements will depend on the progress of the Company's research and development programs as well as its ability to establish and maintain collaborations with other pharmaceutical companies to fund these programs.

     The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations through 1999. The Company anticipates realizing a net loss at least until 2000, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales or royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No.
1 -- Election of Directors" of the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be held on May 21, 1998 (the "Proxy Statement"), and the information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by Item 10 is incorporated herein by reference to the section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

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

(a)(3) and (c) Index to Exhibits.

        The following documents are filed herewith or incorporated by reference herein.

    EXHIBIT
      NO.                            EXHIBIT TITLE
    -------                          -------------
      3.01    Registrant's Amended and Restated Articles of Incorporation
              (incorporated herein by reference to Exhibit 3.01 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K")).
      3.02    Registrant's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
              (the "1993 Form 10-K")).
      4.01    Specimen Certificate for Registrant's Common Stock
              (incorporated herein by reference to Exhibit 4.01 to
              Registrant's Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the
              "Form S-1")).
      4.02    Certificate of Determination of Preferences of Series A
              Convertible Preferred Stock of Genelabs Technologies, Inc.
              (incorporated herein by reference to Exhibit 10.37 to
              Registrant's Form 10-Q for the quarter ended June 30, 1995).
     10.01    Registrant's 1985 Employee Stock Option Plan and related
              documents, as amended to date (incorporated herein by
              reference to Exhibit 4.03 to the Registrant's Registration
              Statement on Form S-8 (File No. 33-81894) filed on July 25,
              1994 (the "July 1994 Form S-8").
     10.02    Registrant's 1987 Directors Stock Option Plan and related
              documents, as amended to date (incorporated herein by
              reference to Exhibit 10.02 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1995 (the "1995
              Form 10-K")).
     10.03    Registrant's 1991 Employee Stock Purchase Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to
              Registrant's Registration Statement on Form S-8 (File No.
              333-30083) filed on June 26, 1997).
     10.04    Registrant's 1994 Annual and Long-Term Incentive Based
              Compensation Program (incorporated herein by reference to
              Exhibit 4.03 to Registrant's Registration Statement on Form
              S-8 (File No. 33-85914) filed on November 3, 1994).
     10.05    Amendment to Registrant's 1994 Annual and Long-Term
              Incentive Based Compensation Program.
     10.06    Registrant's 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to
              the Registrant's Registration Statement on Form S-8 (File
              No. 333-4806) filed on May 7, 1996).
     10.07    Registrant's 1995 Stock Option Plan, as amended to date.
     10.08    Form of Registrant's Indemnity Agreement entered into by
              Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).
     10.09    Industrial Net Lease Agreement by and between Registrant and
              Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit
              10.06 to the Form S-1).

    EXHIBIT
      NO.                            EXHIBIT TITLE
    -------                          -------------
     10.10    Amendment to Industrial Net Lease Agreement by and between
              Registrant and Metropolitan Life Insurance Company dated
              June 17, 1997 (incorporated herein by reference to Exhibit
              10.36 to Registrant's Form 10-Q for the quarter ended
              September 30, 1997 (the "3rd Quarter 1997 Form 10-Q")).
     10.11    Tenancy Agreement for Research Unit(s) at Singapore Science
              Park, by and between Technology Parks Private Limited and
              Genelabs Diagnostics (Pte.) Ltd. dated April 27, 1994
              (incorporated herein by reference to Exhibit 10.12 to the
              1995 Form 10-K).
     10.12    Amendment to Tenancy Agreement for Research Unit(s) at
              Singapore Science Park, by and between Technology Parks
              Private Limited and Genelabs Diagnostics (Pte.) Ltd. dated
              July 8, 1997 (incorporated herein by reference to Exhibit
              10.37 to the 3rd Quarter 1997 Form 10-Q).
     10.13    Tenancy Agreement for Research Unit(s) at Singapore Science
              Park, by and between Technology Parks Private Limited and
              Genelabs Diagnostics (Pte.) Ltd. dated February 22, 1996
              (incorporated herein by reference to Exhibit 10.13 to the
              1995 Form 10-K).
     10.14    License Agreement, dated October 2, 1991, by and between
              Registrant, the University of North Carolina at Chapel Hill
              and Yale University (incorporated herein by reference to
              Exhibit 10.16 to the 1991 Form 10-K).*
     10.15    Heads of Agreement, dated August 27, 1992, by and between
              Registrant and SmithKline Beecham p.l.c. (incorporated
              herein by reference to Exhibit 10.19 to the Registrant's
              Form 10-Q for the quarter ended September 30, 1992).*
     10.16    License Agreement, dated May 26, 1993, by and between the
              Registrant and Boehringer Mannheim America Ltd.
              (incorporated herein by reference to Exhibit 10.22 to the
              Registrant's Form 10-Q for the quarter ended June 30,
              1993).*
     10.17    Agreement, dated as of January 26, 1996, by and between
              Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996 (the "1996
              Form 10-K")).*
     10.18    License Agreement, dated as of October 1, 1993, by and
              between Registrant and Stanford University (incorporated
              herein by reference to Exhibit 10.16 to the 1996 Form
              10-K).*
     10.19    Common Stock and Warrant Purchase Agreement, dated as of
              December 31, 1992, by and between Registrant and Abbott
              Laboratories (incorporated herein by reference to Exhibit
              10.19 to Registrant's Annual Report on the 1992 Form 10-K).*
     10.20    Common Stock Purchase Agreement, dated May 26, 1993, by and between Registrant and Boehringer Mannheim America Ltd.
              (incorporated herein by reference to Exhibit 10.32 to the
              1993 Form 10-K).
     10.21    Stock Purchase Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., a wholly owned subsidiary of the Registrant, Johnson & Johnson Development
              Corporation, and Chiron Corporation (incorporated herein by reference to Exhibit 10.34 to Registrant's Form 10-Q for the quarter ended March 31, 1995 (the "1st Quarter 1995 Form
              10-Q")).*
     10.22    License and Supply Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., Chiron
              Corporation, and Ortho Diagnostic Systems, Inc.
              (incorporated herein by reference to Exhibit 10.35 to the
              1st Quarter 1995 Form 10-Q).*
     10.23    Asset Purchase Agreement, dated as of May 15, 1995, by and between Registrant and Genelabs Diagnostic, Inc.
              (incorporated herein by reference to Exhibit 10.36 to the
              1st Quarter 1995 Form 10-Q).*

    EXHIBIT
      NO.                            EXHIBIT TITLE
    -------                          -------------
     10.24    Joint Investment Agreement for formation of Genelabs
              Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by
              reference to Exhibit 10.28 to the 1995 Form 10-K).*
     10.25    Technology Transfer Agreement, dated as of November 21,
              1995, by and between Registrant and Genelabs Biotechnology
              Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
     10.26    Common Stock Purchase Agreement, dated as of November 15,
              1996, by and between Registrant and Veron International
              Limited (incorporated herein by reference to Exhibit 10.30 to Registrant's Current Report on Form 8-K filed on November
              22, 1996).
     10.27    Collaborative Research and License Agreement, dated as of
              December 13, 1996, by and between Registrant and The DuPont
              Merck Pharmaceutical Company (incorporated herein by
              reference to Exhibit 10.27 to the 1996 Form 10-K).*
     10.28    Grant from the Space and Naval Warfare Systems Command,
              sponsored by the Defense Advanced Research Projects Agency, effective as of February 3, 1998.
     21.01    List of Significant Subsidiaries.
     23.01    Consent of Ernst & Young LLP, Independent Auditors.
        27    Financial Data Schedule (Exhibit 27 is submitted as an
              exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
              Commission).

---------------
 * Confidential treatment has been granted with respect to certain portions of this document.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENELABS TECHNOLOGIES, INC.

March 26, 1998                            By:       /s/ IRENE A. CHOW

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

PRINCIPAL EXECUTIVE OFFICER:

               /s/ IRENE A. CHOW                        Chief Executive Officer,        March 26, 1998
------------------------------------------------         President and Director
                 Irene A. Chow

          PRINCIPAL FINANCIAL OFFICER:

              /s/ JAMES A.D. SMITH                      Chief Operating Officer         March 26, 1998
------------------------------------------------
                James A.D. Smith

         PRINCIPAL ACCOUNTING OFFICER:

              /s/ MATTHEW M. LOAR                       Director of Finance and         March 26, 1998
------------------------------------------------               Controller
                Matthew M. Loar

              BOARD OF DIRECTORS:

              /s/ FRANK L. DOUGLAS                                                      March 26, 1998
------------------------------------------------
                Frank L. Douglas

             /s/ EDGAR G. ENGLEMAN                                                      March 26, 1998
------------------------------------------------
               Edgar G. Engleman

              /s/ ARTHUR GRAY, JR.                                                      March 26, 1998
------------------------------------------------
                Arthur Gray, Jr.

                /s/ H. H. HAIGHT                                                        March 26, 1998
------------------------------------------------
                  H. H. Haight

              /s/ DAMARIS SKOURAS                                                       March 26, 1998
------------------------------------------------
                Damaris Skouras

                /s/ NINA K. WANG                                                        March 26, 1998
------------------------------------------------
                  Nina K. Wang

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                 PAGE
                                                              ----------
Report of Ernst & Young LLP, Independent Auditors...........     F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................     F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.......................     F-4
  Consolidated Statement of Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995...........     F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................     F-6
  Notes to Consolidated Financial Statements................  F-7 - F-16

     All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP
Palo Alto, California
February 11, 1998

                          GENELABS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Current assets:
     Cash and cash equivalents..............................  $   4,230    $   4,377
     Cash held in escrow....................................         --        6,953
     Short-term investments.................................     16,869       19,135
                                                              ---------    ---------
  Cash, cash equivalents and short-term investments.........     21,099       30,465
  Receivables, net of allowance for doubtful accounts of
     $364 and $343 at December 31, 1997 and 1996,
     respectively...........................................      2,014        3,170
  Inventories...............................................      2,281        3,535
  Other current assets......................................        554          726
                                                              ---------    ---------
          Total current assets..............................     25,948       37,896
Property and equipment, net.................................      1,239        1,463
Investment in Genelabs Biotechnology Co., Ltd...............      3,658        4,628
Other assets................................................        294          132
                                                              ---------    ---------
                                                              $  31,139    $  44,119
                                                              =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities............  $   4,458    $   4,778
  Accrued compensation and related expenses.................      1,932        1,694
  Unearned contract revenue.................................        843        1,200
                                                              ---------    ---------
          Total current liabilities.........................      7,233        7,672
  Long-term obligations.....................................        696          523
                                                              ---------    ---------
          Total liabilities.................................      7,929        8,195
                                                              ---------    ---------
Commitments
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 10 shares convertible Series A issued and outstanding,
     with liquidation preference of $10,000.................      9,682        9,682
  Common stock, no par value, 75,000 shares authorized,
     39,410 and 37,197 shares issued and outstanding at
     December 31, 1997 and 1996, respectively...............    137,604      129,591
  Common stock to be issued.................................         --        6,953
  Accumulated deficit.......................................   (123,892)    (110,995)
  Cumulative foreign currency translation adjustment........       (184)         693
                                                              ---------    ---------
          Total shareholders' equity........................     23,210       35,924
                                                              ---------    ---------
                                                              $  31,139    $  44,119
                                                              =========    =========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997        1996        1995
                                                             --------    --------    --------
Revenues:
  Product sales............................................  $  9,675    $ 11,324    $ 10,149
  Contract.................................................     3,115       2,006       8,499
                                                             --------    --------    --------
          Total revenues...................................    12,790      13,330      18,648
                                                             --------    --------    --------
Operating costs and expenses:
  Cost of product sales....................................     5,818       6,177       6,090
  Research and development.................................    12,360      10,133      12,551
  Selling, general and administrative......................     8,310       9,333       9,994
  Purchased in-process research and development............         -           -         949
                                                             --------    --------    --------
          Total operating costs and expenses...............    26,488      25,643      29,584
                                                             --------    --------    --------
Operating loss.............................................   (13,698)    (12,313)    (10,936)
Interest income, net.......................................     1,378       1,181         478
Equity in loss of Genelabs Biotechnology Co., Ltd..........      (577)       (265)        (53)
                                                             --------    --------    --------
Net loss...................................................  $(12,897)   $(11,397)   $(10,511)
                                                             --------    --------    --------
Net loss per share.........................................  $  (0.33)   $  (0.32)   $  (0.38)
                                                             ========    ========    ========
Weighted average shares outstanding........................    38,983      35,746      27,497
                                                             ========    ========    ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    CUMULATIVE
                               SERIES A                                               FOREIGN
                              CONVERTIBLE                                            CURRENCY         TOTAL
                               PREFERRED     COMMON    COMMON STOCK   ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                 STOCK       STOCK     TO BE ISSUED     DEFICIT     ADJUSTMENT       EQUITY
                              -----------   --------   ------------   -----------   -----------   -------------
BALANCE, DECEMBER 31,
  1994......................    $   --      $ 92,239     $ 2,000       $ (89,096)      $ 598        $  5,741
81 shares issued under the
  employee stock purchase
  plan......................        --            82          --              --          --              82
298 shares issued under
  stock options.............        --           673          --              --          --             673
843 shares issued to
  SmithKline Beecham PLC....        --         2,000      (2,000)             --          --              --
497 shares issued to former
  shareholders of GLD.......        --           949          --              --          --             949
6,500 shares issued in a
  private placement, net....        --        19,059          --              --          --          19,059
10 shares preferred stock
  issued to Chiron and J&J,
  net.......................     9,682            --          --              --          --           9,682
Foreign currency translation
  adjustment................        --            --          --              --          68              68
Change in unrealized
  securities loss...........        --            --          --               9          --               9
Net loss....................        --            --          --         (10,511)         --         (10,511)
                                ------      --------     -------       ---------       -----        --------
BALANCE, DECEMBER 31,
  1995......................     9,682       115,002          --         (99,598)        666          25,752
89 shares issued under the
  employee stock purchase
  plan......................        --           223          --              --          --             223
711 shares issued under
  stock options.............        --         1,526          --              --          --           1,526
3,169 shares issued upon
  exercise of warrants,
  net.......................        --        10,313          --              --          --          10,313
700 shares issued and 1,900
  shares to be issued in a
  private placement, net....        --         2,527       6,953              --          --           9,480
Foreign currency translation
  adjustment................        --            --          --              --          27              27
Net loss....................        --            --          --         (11,397)         --         (11,397)
                                ------      --------     -------       ---------       -----        --------
BALANCE, DECEMBER 31,
  1996......................     9,682       129,591       6,953        (110,995)        693          35,924
124 shares issued under the
  employee stock purchase
  plan......................        --           413          --              --          --             413
189 shares issued under
  stock options.............        --           647          --              --          --             647
1,900 shares issued in a
  private placement, net....        --         6,953      (6,953)             --          --              --
Foreign currency translation
  adjustment................        --            --          --              --        (877)           (877)
Net loss....................        --            --          --         (12,897)         --         (12,897)
                                ------      --------     -------       ---------       -----        --------
BALANCE, DECEMBER 31,
  1997......................    $9,682      $137,604     $    --       $(123,892)      $(184)       $ 23,210
                                ======      ========     =======       =========       =====        ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)

                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss...............................................    $(12,897)   $(11,397)   $(10,511)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization expense...............         555         863         958
     Purchased in-process research and development.......          --          --         949
     Equity in loss of Genelabs Biotechnology Co.,
       Ltd...............................................         577         265          53
  Changes in assets and liabilities:
     Receivables.........................................       1,156        (681)        423
     Inventories.........................................       1,254        (199)        (50)
     Accounts payable, accrued liabilities, accrued
       compensation and long-term obligations............         129        (633)      2,368
     Unearned contract revenue...........................        (357)      1,200        (889)
                                                             --------    --------    --------
          Net cash used in operating activities..........      (9,583)    (10,582)     (6,699)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of securities available-for-sale.............     (19,797)    (43,488)         --
  Proceeds from sale and maturities of securities
     available-for-sale..................................      22,063      24,353       1,031
  Capital expenditures...................................        (517)       (329)       (240)
  Investment in Genelabs Biotechnology Co., Ltd..........          --          --      (4,817)
  Other..................................................        (291)         98         565
                                                             --------    --------    --------
          Net cash provided by/(used in) investing
            activities...................................       1,458     (19,366)     (3,461)
                                                             --------    --------    --------
Cash flows from financing activities:
  Payments on long-term obligations......................          --      (2,828)       (387)
  Proceeds from issuance of convertible preferred stock,
     net.................................................          --          --       9,682
  Proceeds from issuance of common stock and warrants,
     net.................................................       8,013      14,589      19,814
                                                             --------    --------    --------
          Net cash provided by financing activities......       8,013      11,761      29,109
                                                             --------    --------    --------
Effect of exchange rate change on cash...................         (35)          7          46
                                                             --------    --------    --------
Net (decrease)/increase in cash and cash equivalents.....        (147)    (18,180)     18,995
Cash and cash equivalents, beginning of the period.......       4,377      22,557       3,562
                                                             --------    --------    --------
Cash and cash equivalents, end of the period.............       4,230       4,377      22,557
Cash held in escrow, end of the period...................          --       6,953          --
Short-term investments, end of the period................      16,869      19,135          --
                                                             --------    --------    --------
Cash, cash equivalents and short-term investments, end of
  the period.............................................    $ 21,099    $ 30,465    $ 22,557
                                                             ========    ========    ========
Supplemental Cash Flow Information:
  Interest paid..........................................          --    $    170    $    320
  Property and equipment acquired under capital lease
     obligations.........................................    $    102          --    $    176

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company with research focused on the discovery of small molecule drugs that act by binding to DNA to regulate gene expression or inactivate pathogens. The lead research program is based on a proprietary enabling technology, MERLIN, for creating gene-specific, small organic, DNA-binding molecules. A recently developed technology, VIRIA, is being applied to the discovery of novel anti-viral RNA-binding compounds. The Company's development efforts are focused on its lead compound, GL701, which is in Phase III clinical trials as a new therapy for systemic lupus erythematosus. The Company also operates a wholly-owned subsidiary, Genelabs Diagnostics (Pte.) Ltd., which sells diagnostic tests for infectious diseases primarily in Europe and Asia.

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

  REVENUE RECOGNITION

     Revenue on product sales is recognized upon shipment.

     Contract revenue consists of revenue from contracts and grants awarded to the Company by corporations and government agencies and is recognized in accordance with the terms of the contracts and grants. Revenues related to research contracts and grants are recognized ratably over the related funding periods for each contract. The Company is generally required to perform research activities as specified in the agreements, and the Company is generally reimbursed based on the costs associated with the number of full time equivalent employees working on the contract. Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon the execution of the agreements. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified events.

  CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to diagnostics companies, clinical laboratories and distributors located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers, does not require collateral and provides for potential credit losses at the time of shipment.

     No single customer accounted for 10% or more of total product sales for 1997 or 1996. In 1995, product sales to one customer represented 10% of total product sales.

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's wholly-owned subsidiary, Genelabs Diagnostics (Pte.) Ltd. ("GLD"), is the Singapore dollar. The functional currency of the Company's equity investment, Genelabs Biotechnology Co., Ltd. ("GBL"), is the New Taiwan dollar. GLD's assets and liabilities and Genelabs' investment in GBL are translated at the exchange rate in effect at year end. GLD's revenue and expenses and the Company's 40% share of GBL's net income or loss are translated at the average exchange rate for the period. Adjustments resulting from the translation of financial statements denominated in foreign currency are reflected as a separate component of shareholders' equity.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

  STOCK BASED COMPENSATION

     The Company grants stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at time of acquisition that are readily convertible into cash and have insignificant interest rate risk.

     The Company invests funds which are not required for immediate operating needs principally in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1997 and 1996, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in retained earnings. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on equipment, including equipment under capital leases, is calculated on a straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  CHANGES IN ACCOUNTING STANDARDS

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS No. 128, net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 1997, 1996, and 1995 would have included an additional 598,000, 1,273,000, and 1,262,000 shares, respectively, related to the Company's outstanding stock options, and 3,333,000 shares related to the Series A Convertible Preferred Stock. The Company's previous reported net loss per share amounts conformed to SFAS No. 128 and, accordingly, its adoption has no effect on these financial statements.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires presentation of disaggregated information about business segments based on the way management makes decisions and assesses performance. This information is presented in Note 12.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

2. AVAILABLE-FOR-SALE SECURITIES

     The following table summarizes the estimated fair value of available-for-sale securities at December 31:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
DESCRIPTION:
U.S. Treasury securities and obligations of U.S.
  government agencies....................................  $11,873    $13,181
Corporate debt securities................................    6,043      4,037
Asset-backed securities..................................      954      3,412
Money-market mutual funds................................      228        206
                                                           -------    -------
                                                           $19,098    $20,836
                                                           =======    =======
BALANCE SHEET CLASSIFICATION:
Included in cash and cash equivalents....................  $ 2,229    $ 1,701
Included in short-term investments.......................   16,869     19,135
                                                           -------    -------
                                                           $19,098    $20,836
                                                           =======    =======
MATURITY:
Due within one year......................................  $13,890    $10,202
Due after one year through two years.....................    5,208     10,634
                                                           -------    -------
                                                           $19,098    $20,836
                                                           =======    =======

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts at December 31, 1997, 1996 and 1995 was $364,000, $343,000 and $271,000, respectively. In 1997, 1996 and 1995, there were write-offs of $83,000, $17,000 and $149,000, respectively, and no recoveries.

4. INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined on the first-in/first-out method. The components of inventories are as follows:

                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Raw materials..............................................  $1,113    $2,126
Work-in process............................................     542       389
Finished Goods.............................................     626     1,020
                                                             ------    ------
                                                             $2,281    $3,535
                                                             ======    ======

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

5. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Laboratory equipment...................................  $  4,364    $  4,670
Leasehold improvements.................................     4,532       4,674
Office and other equipment.............................     2,354       2,311
                                                         --------    --------
                                                           11,250      11,655
Less accumulated depreciation and amortization.........   (10,011)    (10,192)
                                                         --------    --------
                                                         $  1,239    $  1,463
                                                         ========    ========

6. INVESTMENT IN GENELABS BIOTECHNOLOGY CO., LTD.

     The Company owns 40% of Genelabs Biotechnology Co., Ltd., which is located in Taiwan, Republic of China. The Ministry of Finance of the government of Taiwan, Republic of China owns 35% and private investors own 25%. GBL was formed in 1995 and focuses on the late-stage development, manufacture and commercialization of newly developed or formulated pharmaceuticals for the Asian market. Both the General Manager and Chairman of the Board of GBL are employees of the Company. The Company's investment in GBL is accounted for under the equity method. Summarized financial information for GBL is as follows:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash and equivalents.....................................  $ 1,600    $14,000
Accounts receivable and other current assets.............    1,100        400
Property, plant and equipment, net.......................    8,800        500
                                                           -------    -------
Total assets.............................................  $11,500    $14,900
                                                           =======    =======
Liabilities..............................................  $ 1,400    $ 1,000
Shareholders' equity.....................................   10,100     13,900
                                                           -------    -------
Total liabilities and shareholders' equity...............  $11,500    $14,900
                                                           =======    =======
Net (loss)...............................................  $(1,500)   $  (500)
                                                           =======    =======

7. LEASE OBLIGATIONS

  OPERATING LEASE OBLIGATIONS

     The Company leases its primary office and laboratory facilities under a noncancelable operating lease which has a term expiring November 2002. The Company is required to pay certain maintenance expenses in addition to monthly rent. The Company also leases certain office and production facilities and laboratory equipment under other noncancelable operating leases. At December 31, 1997, future minimum lease payments under all operating leases with original terms greater than one year are as follows:

                                                         (IN THOUSANDS)
1998...................................................      $1,510
1999...................................................       1,096
2000...................................................         918
2001...................................................         883
2002...................................................         858
                                                             ------
                                                             $5,265
                                                             ======

     Total lease expense was $1,433,000, $1,693,000 and $1,565,000 for 1997,
1996 and 1995, respectively.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

  CAPITAL LEASE OBLIGATIONS

     Laboratory equipment at December 31, 1997 and 1996 includes assets under capitalized leases of $520,000 and $441,000, respectively, with related accumulated amortization of $355,000 and $397,000, respectively. Future minimum payments are $58,000 due in 1998 and $25,000 due in 1999.

8. SHAREHOLDERS' EQUITY

  CONVERTIBLE PREFERRED STOCK

     Pursuant to the terms of a 1995 stock purchase agreement, in May 2000 the 10,000 outstanding shares of Series A Convertible Preferred Stock issued to Chiron Corporation and Johnson & Johnson Development Corporation can be converted into 49.99% of Genelabs' diagnostics business, if the remainder of this business is purchased by these two companies at its then fair market value. Alternatively, these shares, purchased for $10 million, can be converted into Genelabs common stock at the lesser of the fair market value at the time of conversion or $3.00 per share, but in no event more than 49.99% of Genelabs common stock after the conversion. The Series A Convertible Preferred stockholders are entitled to noncumulative dividends in preference to common stock dividends at the annual rate of $40 per share, payable quarterly, if declared by the Company's Board of Directors. No dividends have been declared or paid by the Company. Preferred stockholders are entitled to one vote for each share of common stock into which their preferred stock could be converted at the time of voting.

  COMMON STOCK

     In 1996, the Company received gross proceeds of $2.8 million and issued 700,000 shares of Common Stock through a private offering to Veron International Limited ("Veron"). In connection with this offering, the Company agreed to issue an additional 1,900,000 shares of Common Stock to Veron for gross proceeds of $7.6 million, which the Company held in escrow and recorded as "Common Stock to be Issued" at December 31, 1996. In 1997, upon termination of a waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the funds held in escrow were released to Genelabs and the shares were issued to Veron. Also in connection with this offering, the Company paid $950,000 to an affiliate of Veron in commissions and expenses, which include Hart-Scott-Rodino filing and compliance and legal, accounting, tax and other fees and expenses of Veron and its affiliates. There were no additional brokerage commissions or fees associated with this transaction. In February 1997, Ms. Nina K. Wang, the controlling shareholder of Veron, was elected to the Company's Board of Directors.

     At December 31, 1997 the Company had 33,964,000 shares reserved for future issues and conversions.

9. STOCK-BASED COMPENSATION

     EMPLOYEE STOCK PURCHASE PLAN ("STOCK PURCHASE PLAN"). Employees who meet certain minimum requirements are eligible to participate in the Company's Stock Purchase Plan, for which 1,000,000 shares of Common Stock have been reserved. Eligible employees are entitled to purchase stock at 85% of the lower of the closing price at the beginning or ending of six-month purchase periods, and stock may be purchased at the same price for up to four periods. Purchases are limited to a maximum of $25,000 per year and employees can contribute up to 10% of total compensation. Through December 31, 1997 and 1996, 451,000 and 341,000 shares, respectively, had been issued under the Stock Purchase Plan. The Company has also established the Genelabs Biotechnology Co., Ltd. Employee Stock Purchase Plan ("GBL Plan") for eligible employees of GBL. The GBL Plan contains essentially the same terms as the Company's Stock Purchase Plan and there are 100,000 shares of Common Stock reserved for issuance under this plan, with 14,000 shares issued as of December 31, 1997.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     STOCK AWARD PLANS. The Company has stock award plans which provide for the issuance of shares of Common Stock to employees and independent contractors who are not officers or directors. There are 700,000 shares of Common Stock reserved for issuance under these plans and through December 31, 1997 and 1996, 106,000 shares had been issued.

     STOCK OPTION PLAN. The Company's stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally may not be granted at prices lower than fair market value on the date of grant and vest over periods ranging from two to four years, with expiration no later than ten years from the date of grant. At December 31, 1997, 781,000 shares were available for future grants.

     Stock option transactions from 1995 through 1997 are summarized as follows:

                                                                  WEIGHTED
                                                  NUMBER OF       AVERAGE          RANGE OF
                                                    SHARES     EXERCISE PRICE   EXERCISE PRICES
                                                  ----------   --------------   ---------------
Outstanding at December 31, 1994................   3,135,000       $3.09         $0.07 - $7.06
  Granted.......................................   1,085,000       $2.39         $1.41 - $4.59
  Exercised.....................................    (224,000)      $2.37         $1.25 - $2.63
  Canceled......................................  (1,030,000)      $3.19         $0.07 - $7.06
                                                  ----------       -----         -------------
Outstanding at December 31, 1995................   2,966,000       $2.85         $1.25 - $7.06
  Granted.......................................     967,000       $6.01         $3.56 - $9.16
  Exercised.....................................    (758,000)      $2.34         $1.25 - $5.00
  Canceled......................................    (273,000)      $4.97         $1.25 - $7.62
                                                  ----------       -----         -------------
Outstanding at December 31, 1996................   2,902,000       $3.83         $1.41 - $9.16
  Granted.......................................     880,000       $4.34         $2.09 - $7.09
  Exercised.....................................    (260,000)      $2.66         $1.41 - $4.81
  Canceled......................................    (282,000)      $5.02         $2.37 - $8.56
                                                  ----------       -----         -------------
Outstanding at December 31, 1997................   3,240,000       $3.96         $1.41 - $9.16
                                                  ==========       =====         =============

     There were options for 1,373,000 and 1,317,000 shares exercisable at December 31, 1996 and 1995, respectively. For options outstanding and exercisable at December 31, 1997, the exercise price ranges and average remaining terms were:

                    NUMBER OF                                          NUMBER OF
   RANGE OF          OPTIONS          WEIGHTED         WEIGHTED         OPTIONS          WEIGHTED
   EXERCISE       OUTSTANDING AT      AVERAGE          AVERAGE       EXERCISABLE AT      AVERAGE
    PRICES           12/31/97      REMAINING TERM   EXERCISE PRICE      12/31/97      EXERCISE PRICE
---------------   --------------   --------------   --------------   --------------   --------------
 $1.41 - $2.97      1,717,000        7.0 years          $2.48          1,158,000          $2.34
 $3.06 - $5.88        632,000        7.3 years          $4.36            294,000          $4.35
 $6.06 - $9.16        891,000        7.8 years          $6.54            326,000          $6.61
                    ---------        ---------          -----          ---------          -----
 $1.41 - $9.16      3,240,000        7.3 years          $3.96          1,778,000          $3.45
                    =========        =========          =====          =========          =====

     DISCLOSURE OF FAIR VALUE OF STOCK OPTIONS As disclosed in Note 1, Genelabs accounts for stock options using their intrinsic value at the time of grant. However, generally accepted accounting principals require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. Accordingly, for disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

of traded options which have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate, the Company's management believes that this model does not necessarily provide a representative measure of the fair value of the options actually granted under the Company's stock-based compensation plans. To determine the pro forma disclosure, the Company used the following weighted average assumptions for 1997, 1996 and 1995, respectively: dividend yields of zero; risk-free interest rates of 5.6%, 5.8% and 6.3%; volatility factors of the expected market price of the Company's common stock of .81; and a one-year expected life of the options after vesting. Based on these assumptions, the weighted-average fair value of options granted during 1997, 1996 and 1995 was $2.56, $3.48, and $1.25, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is expensed ratably over the options' vesting period. If the Company elected to record the fair value estimate of stock options in its financial statements, the net loss for 1997, 1996 and 1995, respectively, would have been $14,767,000, $13,072,000 and $11,048,000 and the net loss per share would have been $0.38, $0.37 and $0.40. Finally, note that because this pro forma disclosure is applicable only to options granted after 1994, its effect will not be fully reflected until 1998 since options granted by Genelabs generally vest over four years.

10. COLLABORATIVE AGREEMENTS

     The Company has the following collaborative agreements in place:

     The DuPont Merck Pharmaceutical Company -- Gene-Regulating Drugs. The Company has a collaborative research and license agreement with The DuPont Merck Pharmaceutical Company ("DuPont Merck") to jointly develop small molecule gene-regulating drugs. Genelabs and DuPont Merck are conducting a drug discovery program directed towards a number of target genes. Each company has the right to develop or out-license products resulting from a shared database of compounds and chemistries developed by the collaboration, although DuPont Merck has certain exclusive rights to pharmaceutical products resulting from the collaboration. Under the terms of the agreement, Genelabs receives research funding, a portion of which was an up-front payment. Genelabs will also receive payments for milestones reached for each gene target as well as royalty payments for each successful product resulting from this collaboration.

     Defense Advanced Research Projects Agency -- Countermeasures to Agents of Biological Warfare. In February 1998, the Company received a research grant from the Defense Advanced Research Projects Agency ("DARPA") to apply Genelabs' DNA-binding and RNA-binding technologies towards the discovery of drugs that can be used as countermeasures to agents of biological warfare. Under the terms of the grant, Genelabs will receive research funding and has the right to commercialize any invention it makes during the term of the grant.

     Stanford University -- SLE. The Company has an exclusive licensing agreement with Stanford University for worldwide rights to certain patent rights for the development, manufacture and sale of GL701 (dehydroepiandrosterone) for the treatment of systemic lupus erythematosus ("SLE"). Under this agreement, Stanford receives milestone payments based on clinical development goals and may receive royalty payments on sales. A director of Genelabs will also receive a fee based on sales of the product for SLE. Genelabs has completed one Phase III clinical trial and a second Phase III trial is ongoing in the United States.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     Boehringer Mannheim America Ltd. -- HGV. The Company has a licensing agreement with Boehringer Mannheim America Ltd. for development and commercialization of diagnostic products resulting from the Company's discovery of hepatitis G virus ("HGV"). This agreement provides for milestone payments to Genelabs when Boehringer Mannheim reaches certain research and development goals and royalties to Genelabs on sales of HGV products.

     Chiron Corporation and Ortho Diagnostic Systems, Inc. -- HGV. In return for certain revenue payments to Genelabs, including payments for reaching research and development goals and royalties on sales of licensed HGV products, the Company granted Chiron Corporation and Ortho Diagnostic Systems, Inc. ("Chiron and Ortho") worldwide, limited co-exclusive rights to develop and commercialize diagnostic products for HGV. Genelabs has also granted Chiron and Ortho worldwide, non-exclusive, royalty-bearing rights to commercialize diagnostic products for human T-cell leukemia virus I/II. Chiron and Ortho have in turn licensed to Genelabs non-exclusive, royalty-bearing rights to commercialize certain diagnostic products for the hepatitis C virus ("HCV") in certain territories, including Asia.

     SmithKline Beecham p.l.c. -- HEV Vaccine. The Company has granted SmithKline Beecham p.l.c. ("SKB") exclusive worldwide manufacturing and marketing rights for a hepatitis E virus ("HEV") vaccine, except for certain Asian countries where Genelabs has retained co-exclusive rights. The agreement provides for milestone payments to Genelabs when SKB reaches certain research and development goals, and, should development efforts result in a marketable product, Genelabs will also receive royalty payments based on sales of licensed HEV vaccine products.

     Sanofi Diagnostics Pasteur -- HCV Diagnostic. In exchange for certain royalty payments to Genelabs, the Company has granted Sanofi Diagnostics Pasteur exclusive and co-exclusive licenses to sell certain HCV products.

11. INCOME TAXES

     At December 31, 1997, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $96 million and $13 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.6 million, respectively. The federal net operating loss and California tax credit carryforwards expire in various amounts between the years 2000 and 2012. The California net operating loss carryforwards expire in various amounts between the years 1998 and 2002. Under provisions of the Internal Revenue Code, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to future limitations because of changes in ownership resulting from financing transactions. To date, no restriction in the ability to utilize the Company's carryforwards is anticipated. However, future equity transactions which the Company may enter into could cause ownership changes which may result in substantial limitation, or expiration, of loss and tax credit carryforwards.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax reporting. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 33,500    $ 27,800
  Research credits.....................................     2,100       1,700
  Capitalized research expenditures....................     1,300       1,700
  Other individually immaterial items, net.............     2,400       2,400
                                                         --------    --------
          Total deferred tax assets....................    39,300      33,600
Valuation allowance for deferred tax assets............   (39,300)    (33,600)
                                                         --------    --------
          Total net deferred tax assets................  $     --    $     --
                                                         ========    ========

     For 1997, 1996 and 1995, the valuation allowance increased by $5.7 million, $4.2 million and $1.8 million, respectively. Approximately $1.3 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12. BUSINESS SEGMENTS

     The Company operates in two business segments, biopharmaceuticals and diagnostics. The biopharmaceutical business is engaged in research and development directed towards drugs that treat human disease. Headquarters for the biopharmaceutical business is integrated with the corporate headquarters in Redwood City, California. The diagnostics business primarily sells tests for detection of infectious diseases. The diagnostics' manufacturing headquarters are located in Singapore and the principal sales office is based in Switzerland. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

     Information regarding business segments are presented in the table below.

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues from external customers
  Biopharmaceuticals...............................  $  3,115    $  2,006    $  8,499
  Diagnostics......................................     9,675      11,324      10,149
                                                     --------    --------    --------
                                                     $ 12,790    $ 13,330    $ 18,648
                                                     ========    ========    ========
Segment operating income/(loss)
  Biopharmaceuticals...............................  $(13,804)   $(12,696)   $ (8,987)
  Diagnostics......................................       106         383      (1,949)
                                                     --------    --------    --------
                                                     $(13,698)   $(12,313)   $(10,936)
                                                     ========    ========    ========
Assets at December 31
  Biopharmaceuticals...............................  $ 25,223    $ 36,298    $ 28,322
  Diagnostics......................................     5,916       7,821       7,876
                                                     --------    --------    --------
                                                     $ 31,139    $ 44,119    $ 36,198
                                                     ========    ========    ========
Depreciation and amortization
  Biopharmaceuticals...............................  $    250    $    436    $    472
  Diagnostics......................................       305         427         486
                                                     --------    --------    --------
                                                     $    555    $    863    $    958
                                                     ========    ========    ========
Expenditures for long-lived assets
  Biopharmaceuticals...............................  $    357    $    189    $    223
  Diagnostics......................................       219         140         273
                                                     --------    --------    --------
                                                     $    576    $    329    $    496
                                                     ========    ========    ========

     The Company's interest income and the equity investment and loss in GBL are part of the biopharmaceutical business. Segment operating income includes all costs related to ongoing operations of each business segment.

     Information regarding geographic operations are presented in the table below.

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues from external customers:
  United States....................................  $  3,524    $  3,067    $  8,876
  Asia.............................................     3,622       5,069       3,989
  Europe...........................................     5,644       5,194       5,783
                                                     --------    --------    --------
                                                     $ 12,790    $ 13,330    $ 18,648
                                                     ========    ========    ========
Long-lived assets:
  United States....................................  $    496    $    386    $    554
  Asia.............................................       807       1,079       1,472
                                                     --------    --------    --------
                                                     $  1,303    $  1,465    $  2,026
                                                     ========    ========    ========

     No foreign country accounted for more than 10% of total revenue in 1997, 1996 or 1995.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.05        Amendment to Registrant's 1994 Annual and Long-Term
             Incentive Based Compensation Program.
10.07        Registrant's 1995 Stock Option Plan, as amended to date.
10.28        Grant from the Space and Naval Warfare Systems Command,
             sponsored by the Defense Advanced Research Projects Agency, effective as of February 3, 1998.
21.01        List of Significant Subsidiaries.
23.01        Consent of Ernst & Young LLP, Independent Auditors.
27           Financial Data Schedule.