Form 10-Q
period 1998-03-31
GENELABS TECHNOLOGIES INC /CA
filed 1998-05-06
CIK 874443

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .


There were 39,582,511 shares of the Registrant's Common Stock issued and outstanding on April 30, 1998.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            March 31,      December 31,
                                                                              1998           1997
                                                                           ---------       ---------
                                                                          (Unaudited)       (Note)
                                  ASSETS
Current assets:
       Cash and cash equivalents                                           $   2,419       $   4,230
       Short-term investments                                                 14,843          16,869
                                                                           ---------       ---------
     Cash, cash equivalents and short-term investments                        17,262          21,099
     Accounts receivable                                                       2,971           2,014
     Inventories                                                               2,514           2,281
     Other current assets                                                        334             554
                                                                           ---------       ---------
Total current assets                                                          23,081          25,948
Property and equipment, net                                                    1,944           1,239
Investment in Genelabs Biotechnology Co., Ltd.                                 3,516           3,658
Other assets                                                                     278             294
                                                                           ---------       ---------
                                                                           $  28,819       $  31,139
                                                                           =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued liabilities                        $   4,505       $   4,458
     Accrued compensation and related expenses                                 1,707           1,932
     Unearned contract revenue                                                   749             843
                                                                           ---------       ---------
Total current liabilities                                                      6,961           7,233
Long-term obligations                                                            472             696
                                                                           ---------       ---------
Total liabilities                                                              7,433           7,929
                                                                           ---------       ---------
Shareholders' equity:
     Preferred stock                                                           9,682           9,682
     Common stock                                                            137,858         137,604
     Accumulated deficit                                                    (126,106)       (123,892)
     Cumulative foreign currency translation adjustment                          (48)           (184)
                                                                           ---------       ---------
Total shareholders' equity                                                    21,386          23,210
                                                                           ---------       ---------
                                                                           $  28,819       $  31,139
                                                                           =========       =========

            See notes to condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                          1998           1997
                                                       ---------       --------
Revenues:
       Product sales                                    $  2,194       $  2,575
       Contract                                            1,814            817
                                                        --------       --------
            Total revenues                                 4,008          3,392
                                                        --------       --------

Operating costs and expenses:
       Cost of product sales                               1,169          1,620
       Research and development                            3,161          2,793
       Selling, general and administrative                 2,005          2,190
                                                        --------       --------
            Total operating costs and expenses             6,335          6,603
                                                        --------       --------
Operating loss                                            (2,327)        (3,211)
                                                        --------       --------

Interest income                                              255            338
Equity in loss of Genelabs Biotechnology Co., Ltd.          (142)          (109)
                                                        --------       --------

Net loss                                                $ (2,214)      $ (2,982)
                                                        ========       ========


Net loss per share                                      $  (0.06)      $  (0.08)
                                                        ========       ========

Weighted average shares outstanding                       39,497         37,978
                                                        ========       ========


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       For the three months ended
                                                                                March 31,
                                                                        ------------------------
                                                                          1998           1997
                                                                        --------       --------
Cash flows from operating activities:
        Net loss                                                        $ (2,214)      $ (2,982)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization expense                        181            142
                Equity in loss of Genelabs Biotechnology Co., Ltd.           142            109

        Changes in assets and liabilities:
                Receivables                                                 (957)           571
                Inventories                                                 (233)           381
                Accounts payable, accrued liabilities, accrued
                  compensation and long-term obligations                    (402)        (1,031)
                Unearned contract revenue                                    (94)           (94)
                Other                                                        327             19
                                                                        --------       --------
        Net cash used in operating activities                             (3,250)        (2,885)
                                                                        --------       --------
Cash flows from investing activities:
        Purchases of securities available-for-sale                        (2,214)       (10,228)
        Proceeds from sales and maturities of securities
           available-for-sale                                              4,240          3,501
        Capital expenditures                                                (863)            (5)
                                                                        --------       --------
        Net cash provided by/(used in) investing activities                1,163         (6,732)

Cash flows from financing activities -
        proceeds from issuance of common stock, net                          254          7,493

Effect of exchange rate change on cash                                        22            (15)
                                                                        --------       --------

Net decrease in cash and cash equivalents                                 (1,811)        (2,139)
Cash and cash equivalents, beginning of the period                         4,230          4,377
                                                                        --------       --------
Cash and cash equivalents, end of the period                               2,419          2,238

Short-term investments, end of the period                                 14,843         26,068
                                                                        --------       --------
Cash, cash equivalents and short-term investments,
   end of the period                                                    $ 17,262       $ 28,306
                                                                        ========       ========

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

The components of inventory are as follows:

                 (in thousands)               March 31, 1998     December 31, 1997
                                              --------------     -----------------
                 Raw materials                   $     1,380           $     1,113
                 Work-in-process                         493                   542
                 Finished goods                          641                   626
                                                 -----------           -----------
                                                 $     2,514           $     2,281
                                                 ===========           ===========

3. BUSINESS SEGMENTS

The Company operates in two business segments, biopharmaceuticals and diagnostics. The biopharmaceutical business is engaged in research and development directed towards drugs that treat human disease. Headquarters for the biopharmaceutical business is integrated with the corporate headquarters in Redwood City, California. The diagnostics business primarily sells tests for detection of infectious diseases. The diagnostics' manufacturing headquarters are located in Singapore and the principal sales office is based in Switzerland. Revenues from external customers for the biopharmaceutical segment are reported as contract revenues on the Condensed Consolidated Statement of Operations and revenues from external customers for the diagnostics segment are reported as product sales. For the three months ended March 31, 1998 and 1997, biopharmaceutical operating loss was $(2,358,000) and $(3,089,000), respectively, and diagnostics operating income/(loss) was $31,000 and $(122,000), respectively.

4. CHANGES IN ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires, among other things, unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income or loss. During the three months ended March 31, 1998 and 1997, the Company's comprehensive loss amounted to $(2,078,000) and $(3,064,000), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays by the U.S. Food and Drug Administration and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed under the caption "Risk Factors" in the Company's 1997 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. The Company disclaims any obligation to update these statements for subsequent events.

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

RESULTS OF OPERATIONS

Revenues

Total revenues for the quarter ended March 31, 1998 were $4.0 million, compared to $3.4 million for the same period in 1997. Total revenues include both diagnostic product sales and contract revenue. Diagnostic product sales were $2.2 million for the quarter ended March 31, 1998, compared to $2.6 million for the same period in 1997. The decrease in diagnostic product sales occurred primarily in Asia.

Contract revenues were $1.8 million for the quarter ended March 31, 1998, compared to $0.8 million for the same period in 1997. Contract revenues include grant, licensing, milestone, and research and development payments. The increase in contract revenues in the first quarter of 1998, compared to the first quarter of 1997, was primarily due to recognition of revenue under a grant funded by the Defense Advanced Research Projects Agency ("DARPA"). Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, continuation of the DARPA grant and establishment of new research, development and/or licensing agreements.

Cost of Product Sales

Cost of product sales were $1.2 million for the quarter ended March 31, 1998, compared to $1.6 million for the same period in 1997. Gross margins increased to 47% for the first quarter of 1998 from 37% for the same period in the prior year. The increase in gross margins was primarily due to an increase in sales of higher margin products combined with a production yield higher than that of the prior year.

Research and Development Expenses

The Company's research and development expenses were $3.2 million for the quarter ended March 31, 1998, compared to $2.8 million for the same period in 1997. The increase was primarily due to additional expenditures related to the Company's drug discovery research programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the quarter ended March 31, 1998, compared to $2.2 million for the same period in 1997. The Company presently anticipates that further decreases are not likely.

Net Loss

The Company has operated at a loss since its inception and had an accumulated deficit of $126.1 million as of March 31, 1998. The net loss was $2.2 million for the three months ended March 31, 1998, compared to $3.0 million for the same period in 1997. The reduced net loss was primarily due to higher contract revenues during the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investment balances totaling $17.3 million at March 31, 1998, compared to $21.1 million at December 31, 1997. The decrease in cash, cash equivalents and short-term investments was primarily attributable to $3.3 million used in operations as the Company expanded its drug discovery research and continued development of GL701 for SLE. Purchases of capital equipment used in drug discovery research also contributed to the use of cash during the period ended March 31, 1998. The use of cash, cash equivalents and short-term investments in subsequent quarters of 1998 is expected to be lower as the Company receives funds from the DARPA grant.

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

CERTAIN BUSINESS RISKS

Genelabs' technology and product candidates are at an early stage of development. The Company has experienced significant operating losses since its inception and expects to incur significant losses over the next several years. The Company's technologies, including the DNA and RNA-binding technologies, are in many cases new and still under development. These approaches have not yet been proven to have a therapeutic effect. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of SLE, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. There can be no assurance that any of these therapeutic products or others resulting from Genelabs' research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

The active ingredient in GL701 for the treatment of SLE is dehydroepiandrosterone ("DHEA"). DHEA is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained a U.S. patent relating to the use of GL701 to reduce steroid dose in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

The Company has no internal manufacturing capabilities for pharmaceutical products and is entirely dependent on contract manufacturers to manufacture clinical and, if successfully developed, commercial-scale quantities of GL701 pursuant to supply agreements. There can be no assurance that these third party manufacturers will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. In addition, the Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights and the possibility of infringement of the proprietary rights of others, government regulation, and uncertainties regarding health care reform.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GENELABS TECHNOLOGIES, INC.
                                          (Registrant)

                                          Chief Executive Officer:

Date: May 6, 1998                         /s/  IRENE A. CHOW
                                          ------------------------------------
                                               IRENE A. CHOW
                                          President and Chief Executive Officer


                                          Principal Accounting Officer:

Date: May 6, 1998                         /s/  MATTHEW M. LOAR
                                          ------------------------------------
                                               MATTHEW M. LOAR
                                          Director of Finance and Controller

                                EXHIBIT INDEX

        27              Financial Data Schedule