Form 10-Q
period 1998-06-30
GENELABS TECHNOLOGIES INC /CA
filed 1998-08-07
CIK 874443

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650)369-9500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].


There were 39,667,803 shares of the Registrant's Common Stock issued and outstanding on July 31, 1998.

================================================================================

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           June 30,     December 31,
                                                                             1998           1997
                                                                           --------       --------
                                                                          (Unaudited)      (Note)
                             ASSETS

Current assets:
         Cash and cash equivalents                                         $  2,218       $   4,230
         Short-term investments                                              18,069          16,869
                                                                           --------       ---------
       Cash, cash equivalents and short-term investments                     20,287          21,099
       Accounts receivable                                                    1,926           2,014
       Inventories                                                            2,327           2,281
       Other current assets                                                     224             554
                                                                           --------       ---------
Total current assets                                                         24,764          25,948
Property and equipment, net                                                   1,960           1,239
Investment in Genelabs Biotechnology Co., Ltd.                                1,174           3,658
Other assets                                                                    256             294
                                                                           --------       ---------
                                                                           $ 28,154       $  31,139
                                                                           ========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and other accrued liabilities                      $  3,992       $   4,458
       Accrued compensation and related expenses                              1,753           1,932
       Unearned contract revenue                                                975             843
                                                                           --------       ---------
Total current liabilities                                                     6,720           7,233
Long-term obligations                                                           600             696
                                                                           --------       ---------
Total liabilities                                                             7,320           7,929
                                                                           --------       ---------
Shareholders' equity:
       Preferred stock                                                        9,682           9,682
       Common stock                                                         137,982         137,604
       Accumulated deficit                                                 (127,072)       (123,892)
       Cumulative foreign currency translation adjustment                       242            (184)
                                                                           --------       ---------
Total shareholders' equity                                                   20,834          23,210
                                                                           --------       ---------
                                                                           $ 28,154       $  31,139
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

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   For the three              For the six
                                                   months ended               months ended
                                                      June 30,                  June 30,
                                                -------------------       -------------------
                                                 1998        1997          1998        1997
                                                -------     -------       -------     -------
Revenues:
     Product sales                              $ 1,902     $ 2,444       $ 4,096     $ 5,019
     Contract                                     1,623         739         3,437       1,556
                                                -------     -------       -------     -------
        Total revenues                            3,525       3,183         7,533       6,575
                                                -------     -------       -------     -------

Operating costs and expenses:
     Cost of product sales                          996       1,442         2,165       3,062
     Research and development                     3,277       2,847         6,438       5,640
     Selling, general and administrative          2,019       2,134         4,024       4,324
                                                -------     -------       -------     -------
        Total operating costs and expenses        6,292       6,423        12,627      13,026
                                                -------     -------       -------     -------

Operating loss                                   (2,767)     (3,240)       (5,094)     (6,451)
                                                -------     -------       -------     -------

Interest income                                     237         356           492         694
Equity in loss of affiliate                         (81)       (120)         (223)       (229)
Gain on sale of investment                        1,645          --         1,645          --
                                                -------     -------       -------     -------

Net loss                                        $  (966)    $(3,004)      $(3,180)    $(5,986)
                                                =======     =======       =======     =======

Net loss per share                              $ (0.02)    $ (0.08)      $ (0.08)    $ (0.16)
                                                =======     =======       =======     =======

Weighted average shares outstanding              39,554      39,217        39,526      38,598
                                                =======     =======       =======     =======

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           For the six months ended
                                                                           ------------------------
                                                                             1998            1997
                                                                           --------        --------
Cash flows from operating activities:
   Net loss                                                                $ (3,180)       $ (5,986)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization expense                                      374             285
     Equity in loss of affiliate                                                223             229
     Gain on sale of investment                                              (1,645)             --
   Changes in assets and liabilities:
     Receivables                                                                 88             711
     Inventories                                                                (46)            555
     Accounts payable, accrued liabilities, accrued
      compensation and long-term obligations                                   (741)           (791)
     Unearned contract revenue                                                  132            (637)
     Other                                                                      381             418
                                                                           --------        --------
   Net cash used in operating activities                                     (4,414)         (5,216)
                                                                           --------        --------
Cash flows from investing activities:
   Purchases of securities available-for-sale                                (9,820)        (10,606)
   Proceeds from sales and maturities of securities
      available-for-sale                                                      8,620           5,310
   Proceeds from sale of investment                                           4,300              --
   Capital expenditures                                                      (1,108)           (162)
                                                                           --------        --------
   Net cash provided by/(used in) investing activities                        1,992          (5,458)
                                                                           --------        --------
Cash flows from financing activities - proceeds from
   issuance of common stock, net                                                378           7,507
Effect of exchange rate change on cash                                           32             (10)
                                                                           --------        --------
Net decrease in cash and cash equivalents                                    (2,012)         (3,177)
Cash and cash equivalents, beginning of the period                            4,230           4,377
                                                                           --------        --------
Cash and cash equivalents, end of the period                                  2,218           1,200

Short-term investments, end of the period                                    18,069          24,431
                                                                           --------        --------
Cash, cash equivalents and short-term investments,
   end of the period                                                       $ 20,287        $ 25,631
                                                                           ========        ========

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   INVENTORIES

The components of inventory are as follows:

           (in thousands)               June 30, 1998          December 31, 1997
                                        -------------          -----------------
           Raw materials                   $ 1,233                  $ 1,113
           Work-in-process                     576                      542
           Finished goods                      518                      626
                                           -------                  -------
                                           $ 2,327                  $ 2,281
                                           =======                  =======

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

Revenues from external customers for the biopharmaceutical segment are reported as contract revenues on the Condensed Consolidated Statement of Operations and revenues from external customers for the diagnostics segment are reported as product sales. For the three months ended June 30, 1998 and 1997, biopharmaceutical operating loss was $(2,791,000) and $(3,161,000), respectively, and diagnostics operating income/(loss) was $24,000 and $(79,000), respectively. For the six months ended June 30, 1998 and 1997, biopharmaceutical operating loss was $(5,149,000) and $(6,250,000), respectively, and diagnostics operating income/(loss) was $55,000 and $(201,000), respectively.

4.   CHANGES IN ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires, among other things, unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income or loss. For the three months ended June 30, 1998 and 1997, the Company's comprehensive loss amounted to $(676,000) and $(2,977,000), respectively, and for the six months ended June 30, 1998 and 1997, the Company's comprehensive loss amounted to $(2,754,000) and $(6,041,000), respectively.


5.   INVESTMENT IN GENELABS BIOTECHNOLOGY CO., LTD.

During the second quarter of 1998, through two separate events the Company reduced its ownership interest in its Taiwan based affiliate, Genelabs Biotechnology Co., Ltd. ("GBL"). The first reduction occurred when GBL closed an equity financing in which Genelabs chose not to invest additional cash, reducing the Company's holdings in GBL from 40% to 30%. The second reduction occurred when Genelabs sold a portion of its shares in GBL, reducing the Company's holdings in GBL to 16%. Prior to the sale of a portion of this investment, Genelabs recorded its relative share of GBL's operating results as equity income or loss in the Consolidated Statement of Operations. With the ownership reduction to less than 20%, Genelabs now accounts for this investment at the lower of cost or market instead of using the equity method.

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

OVERVIEW

Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a biopharmaceutical company engaged in the discovery of small molecule drugs that act by binding to DNA or RNA to regulate gene expression or inactivate pathogens. The Company's drug discovery program is based on an integrated platform of technologies that encompass genomics, transcription biology, structure-biased combinatorial chemistry, high-throughput screening with proprietary assays, and several proprietary validation and characterization assays. The Company's clinical development efforts are focused on its lead compound, GL701, which is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("SLE").

The Company conducts its diagnostic business through its wholly-owned subsidiary Genelabs Diagnostics (Pte.) Ltd. ("GLD"), located in Singapore, which sells diagnostic tests for infectious diseases primarily in Europe and Asia. In addition, Genelabs has an investment in a Taiwan-based pharmaceutical company, Genelabs Biotechnology Co., Ltd. ("GBL").

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

RESULTS OF OPERATIONS

Revenues
Total revenues for the quarter ended June 30, 1998 were $3.5 million, compared to $3.2 million for the same period in 1997. For the six months ended June 30, 1998, total revenues were $7.5 million compared to $6.6 million for the same period in 1997. Total revenues include both diagnostic product sales and contract revenue.

Diagnostic product sales were $1.9 million for the quarter ended June 30, 1998, compared to $2.4 million for the same period in 1997. For the six months ended June 30, 1998, diagnostic product sales were $4.1 million compared to $5.0 million for the same period in 1997. The decrease in diagnostic product sales for both the three and six month periods occurred in Europe and Asia for the Company's western blot products and rapid tests.

Contract revenues were $1.6 million for the quarter ended June 30, 1998, compared to $0.7 million for the same period in 1997. For the six months ended June 30, 1998, contract revenues were $3.4 million compared to $1.6 million for the same period in 1997. Contract revenues include licensing, milestone, research and development payments and government grants. The increase in contract revenues for both the three and six month periods of 1998, compared to the same periods in 1997, was primarily due to recognition of revenue under a grant from the Defense Advanced Research Projects Agency ("DARPA"). Contract revenues recognized in the future will be dependent in part upon the continuation of existing corporate collaborations and this grant, achievement of milestones under existing corporate collaborations and establishment of new research, development and/or licensing agreements.

Cost of Product Sales
Cost of product sales were $1.0 million for the quarter ended June 30, 1998, compared to $1.4 million for the same period in 1997. Gross margins increased to 48% for the second quarter of 1998 from 41% for the same period a year ago. For the six months ended June 30, 1998, cost of product sales were $2.2 million compared to $3.1 million for the same period in 1997. Gross margins increased to 47% for the first six months of 1998 from 39% for the same period a year ago. The increase in gross margins was primarily due to an increase in the proportion of higher margin product sales and higher production yields than that of the previous year.

Research and Development Expenses
The Company's research and development expenses were $3.3 million for the quarter ended June 30, 1998, compared to $2.8 million for the same period in 1997. For the first six months of 1997, research and development expenses were $6.4 million compared to $5.6 million for the same period in 1997. The increases were primarily due to additional expenditures as the Company expanded its drug discovery research programs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.0 million for the quarter ended June 30, 1998, compared to $2.1 million for the same period in 1997. For the first six months of 1997, selling, general and administrative expenses were $4.0 million compared to $4.3 million for the same period in 1997. The Company presently anticipates that further reductions are not likely in the near future.

Gain on Sale of Investment
During the second quarter of 1998, Genelabs sold a portion of its investment in GBL for net proceeds of $4.3 million, resulting in a gain of $1.6 million.

Net Loss
The Company has operated at a loss since its inception and had an accumulated deficit of $127.1 million as of June 30, 1998. The net loss was $1.0 million for the three months ended June 30, 1998, compared to $3.0 million for the same period in 1997. For the first six months of 1998, the net loss was $3.2 million compared to $6.0 million for the same period in 1997. The gain on the sale of shares in GBL was a major factor in the reduced net loss for both the three and six month periods ending June 30, 1998 compared to the same periods in 1997. Increased contract revenues also contributed significantly to the reduced net loss for both periods, despite increased spending on research and development.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investment balances totaling $20.3 million at June 30, 1998, compared to $21.1 million at December 31, 1997. During the six months ended June 30, 1998, Genelabs used $4.4 million to fund operations as the Company expanded its drug discovery research and continued development of GL701 for SLE. This use of cash was offset by receipt of $4.3 million from the sale of shares in GBL. Purchases of capital equipment for drug discovery research also contributed to the use of cash during the period ended June 30, 1998.

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

The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations at least through 1999. The Company anticipates realizing a net loss at least until 2000, and profitability thereafter is subject to significant uncertainty. There can be no assurance that revenues from product sales or royalties or from other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The active ingredient in GL701 for the treatment of SLE is dehydroepiandrosterone ("DHEA"). DHEA is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained U.S. patents relating to the use of GL701 to treat SLE and reduce steroid dose in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                Affirmative         Withheld
                                                   Votes              Votes
                                                -----------         --------
1.   Election of the Company's Directors:
         Irene A. Chow                           28,525,311          125,493
         Frank L. Douglas                        28,534,572          116,232
         Edgar G. Engleman                       28,530,244          120,560
         Arthur Gray, Jr.                        28,546,072          104,732
         H.H. Haight                             28,546,911          103,893
         Nina K. Wang                            28,547,111          103,693

2. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending
     December 31, 1998 was approved with 28,559,103 affirmative votes, 62,675 negative votes, and 29,026 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

27       Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GENELABS TECHNOLOGIES, INC.
                                           (Registrant)

                                           Chief Executive Officer:

                                           /s/ IRENE A. CHOW
Date:  August 7, 1998                      -------------------------------------
                                           Irene A. Chow
                                           President and Chief Executive Officer

                                           Principal Accounting Officer:

                                           /s/ MATTHEW M. LOAR
Date:  August 7, 1998                      -------------------------------------
                                           Matthew M. Loar
                                           Director of Finance and Controller

                                  EXHIBIT INDEX


Exhibit
Number                   Description
-------                  -----------
  27                     Financial Data Schedule