Form 10-Q
period 1998-09-30
GENELABS TECHNOLOGIES INC /CA
filed 1998-11-06
CIK 874443

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                      or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.


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

There were 39,668,803 shares of the Registrant's Common Stock issued and outstanding on October 30, 1998.


================================================================================

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,          December 31,
                                                                      1998                   1997
                                                               ------------------     ------------------
                                                                  (Unaudited)              (Note)
                                                     ASSETS
Current assets:
        Cash and cash equivalents                               $        2,528        $         4,230
        Short-term investments                                          16,825                 16,869
                                                               ------------------     ------------------
      Cash, cash equivalents and short-term investments                 19,353                 21,099
      Accounts receivable                                                1,864                  2,014
      Inventories                                                        2,141                  2,281
      Other current assets                                                 364                    554
                                                               ------------------     ------------------
Total current assets                                                    23,722                 25,948

Property and equipment, net                                              2,098                  1,239
Investment in affiliate                                                  1,174                  3,658
Other assets                                                               264                    294
                                                               ==================     ==================
                                                                $       27,258         $       31,139
                                                               ==================     ==================

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other accrued liabilities            $        4,860         $        4,458
      Accrued compensation and related expenses                          1,820                  1,932
      Unearned contract revenue                                            650                    843
                                                               ------------------     ------------------
Total current liabilities                                                7,330                  7,233
Long-term obligations                                                      647                    696
                                                               ------------------     ------------------
Total liabilities                                                        7,977                  7,929
                                                               ------------------     ------------------
Shareholders' equity:
      Preferred stock                                                    9,682                  9,682
      Common stock                                                     138,174                137,604
      Accumulated deficit                                             (128,784)              (123,892)
      Cumulative foreign currency translation adjustment                   209                   (184)
                                                               ------------------     ------------------
Total shareholders' equity                                              19,281                 23,210
                                                               ==================     ==================
                                                                $       27,258         $       31,139
                                                               ==================     ==================

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

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 For the three months ended         For the nine months ended
                                                       September 30,                      September 30,
                                                -------------------------------   --------------------------------
                                                     1998             1997              1998             1997
                                                --------------  ---------------   ---------------  ---------------
Revenues:
     Product sales                               $    1,959      $     2,463       $      6,055     $      7,482
     Contract                                         2,478              786              5,915            2,342
                                                --------------  ---------------   ---------------  ---------------

        Total revenues                                4,437            3,249             11,970            9,824
                                                --------------  ---------------   ---------------  ---------------

Operating costs and expenses:
     Cost of product sales                            1,101            1,427              3,266            4,489
     Research and development                         3,395            3,326              9,833            8,966
     Selling, general and administrative              1,921            2,073              5,945            6,397
                                                --------------  ---------------   ---------------  ---------------

        Total operating costs and expenses            6,417            6,826             19,044           19,852
                                                --------------  ---------------   ---------------  ---------------

Operating loss                                       (1,980)          (3,577)            (7,074)         (10,028)
                                                --------------  ---------------   ---------------  ---------------

Interest income                                         268              354                760            1,048
Equity in loss of affiliate                               -             (114)              (223)            (343)
Gain on sale of investment                                -                -              1,645                -
                                                --------------  ---------------   ---------------  ---------------

Net loss                                         $   (1,712)     $    (3,337)      $     (4,892)       $  (9,323)
                                                ==============  ===============   ===============  ===============

Net loss per share                               $    (0.04)     $     (0.08)      $      (0.12)      $    (0.24)
                                                ==============  ===============   ===============  ===============

Weighted average shares outstanding                   39,668           39,329             39,581           38,841
                                                ==============  ===============   ===============  ===============


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the nine months ended
                                                                                 September 30,
                                                                   --------------------------------------
                                                                         1998                 1997
                                                                   -----------------   ------------------
Cash flows from operating activities:
     Net loss                                                       $   (4,892)         $    (9,323)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization expense                              522                  434
        Equity in loss of affiliate                                        223                  343
        Gain on sale of investment                                      (1,645)                   -
     Changes in assets and liabilities:
        Receivables                                                        150                1,007
        Inventories                                                        140                  815
        Accounts payable, accrued liabilities, accrued
          compensation and long-term obligations                           341                 (634)
        Unearned contract revenue                                         (193)                (281)
        Other                                                              163                    6
                                                                -----------------   ------------------
     Net cash used in operating activities                              (5,191)              (7,633)
                                                                -----------------   ------------------
Cash flows from investing activities:
     Purchases of securities available-for-sale                        (16,435)             (12,507)
     Proceeds from sales and maturities of securities
        available-for-sale                                              16,479                9,860
     Capital expenditures                                               (1,424)                (323)
     Proceeds from sale of investment                                    4,300                    -
                                                                -----------------   ------------------
     Net cash provided by/(used in) investing activities                 2,920               (2,970)
                                                                -----------------   ------------------
Cash flows from financing activities -
     proceeds from issuance of common stock, net                           570                7,939
Effect of exchange rate change on cash                                      (1)                 (40)
                                                                -----------------   ------------------
Net decrease in cash and cash equivalents                               (1,702)              (2,704)
Cash and cash equivalents, beginning of the period                       4,230                4,377
                                                                -----------------   ------------------
Cash and cash equivalents, end of the period                             2,528                1,673
Short-term investments, end of the period                               16,825               21,782
                                                                -----------------   ------------------
Cash, cash equivalents and short-term investments,
     end of the period                                              $   19,353          $    23,455
                                                                =================   ==================

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries (collectively, "Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   INVENTORIES

The components of inventory are as follows:

          (in thousands)        September 30, 1998      December 31, 1997
                                ------------------      -----------------
          Raw materials             $    1,193            $     1,113
          Work-in-process                  254                    542
          Finished goods                   694                    626
                                    -----------           -----------
                                    $     2,141           $     2,281
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

Revenues from external customers for the biopharmaceutical segment are reported as contract revenues on the Condensed Consolidated Statement of Operations and revenues from external customers for the diagnostics segment are reported as product sales. For the three months ended September 30, 1998 and 1997, the biopharmaceutical operating loss was $1,951,000 and $3,537,000, respectively, and the diagnostics operating loss was $29,000 and $40,000, respectively. For the nine months ended September 30, 1998 and 1997, the biopharmaceutical operating loss was $7,100,000 and $9,787,000, respectively, and the diagnostics operating income/(loss) was $26,000 and $(241,000), respectively.

4.   CHANGES IN ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires, among other things, unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income or loss. For the three months ended September 30, 1998 and 1997, the Company's comprehensive loss amounted to $1,745,000 and $3,510,000, respectively, and for the nine months ended September 30, 1998 and 1997, the Company's comprehensive loss amounted to $4,499,000 and $9,551,000, respectively.


5.   INVESTMENT IN AFFILIATE

During the second quarter of 1998, through two separate events the Company reduced its ownership interest in its Taiwan-based affiliate, Genelabs Biotechnology Co., Ltd. ("GBL"). The first reduction occurred when GBL closed an equity financing in which the Company chose not to invest additional cash, reducing the Company's holdings in GBL from 40% to 30%. The second reduction occurred when Genelabs sold a portion of its shares in GBL to a third party, further reducing the Company's holdings in GBL to 16%. Prior to the sale of a portion of this investment, the Company recorded its relative share of GBL's operating results as equity income or loss in the Consolidated Statement of Operations. With its ownership reduced to less than 20%, Genelabs now accounts for this investment at the lower of cost or market instead of using the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements which involve a number of risks and uncertainties, including, but not limited to, those statements concerning the commencement and completion of clinical trials and the announcement of trial data results, the Company's strategic plans, anticipated expenditures and the timing and need for additional funds. Among the factors that could cause actual results of the Company's activities to differ materially are product non-approval or delays in approval by the U.S. Food and Drug Administration and foreign regulatory authorities, product development, manufacturing and market acceptance risks, the impact of competitive products, pricing and intellectual property rights, the results of current and future licensing and other collaborative relationships and other factors and risks detailed under the caption "Risk Factors" in the Company's 1997 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. The Company disclaims any obligation to update these statements for subsequent events.

OVERVIEW

Genelabs Technologies, Inc. (together with its subsidiaries, "Genelabs" or the "Company") is a biopharmaceutical company engaged in the discovery of small molecule drugs that bind to DNA or RNA to regulate gene expression or inactivate pathogens. The Company's drug discovery program is based on an integrated platform of technologies that encompass genomics, transcription biology, structure-biased combinatorial chemistry, high-throughput screening with proprietary assays, and several proprietary validation and characterization assays. The Company's clinical development efforts are focused on its drug candidate, GL701, which is in Phase III clinical trials as a new therapy for systemic lupus erythematosus ("SLE").

The Company also conducts a diagnostic business through its wholly-owned subsidiary, Genelabs Diagnostics (Pte.) Ltd. ("GLD"), located in Singapore, which sells diagnostic tests for infectious diseases primarily in Europe and Asia. In addition, Genelabs has an investment in a Taiwan-based pharmaceutical company, Genelabs Biotechnology Co., Ltd. ("GBL").

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

RESULTS OF OPERATIONS

Revenues

Total revenues for the quarter ended September 30, 1998 were $4.4 million, compared to $3.2 million for the same period in 1997. For the nine months ended September 30, 1998, total revenues were $12.0 million compared to $9.8 million for the same period in 1997. Total revenues include both diagnostic product sales and contract revenue.

Diagnostic product sales were $2.0 million for the quarter ended September 30, 1998, compared to $2.5 million for the same period in 1997. For the nine months ended September 30, 1998, diagnostic product sales were $6.1 million compared to $7.5 million for the same period in 1997. For the three months ended September 30, 1998 compared to the same period in 1997, sales of substantially all diagnostic products declined. For the nine months ended September 30, 1998 compared to the same period in 1997, the decrease in diagnostic product sales for the Company's western blot products and rapid tests was partially offset by increases in reagent sales.

Contract revenues were $2.5 million for the quarter ended September 30, 1998, compared to $0.8 million for the same period in 1997. For the nine months ended September 30, 1998, contract revenues were $5.9 million compared to $2.3 million for the same period in 1997. Contract revenues include licensing, milestone, research and development payments and government grants. The increase in contract revenues for both the three and nine month periods of 1998, compared to the same periods in 1997, was primarily due to revenue from a Defense Advanced Research Projects Agency ("DARPA") grant and a payment received for the expansion of marketing rights granted to a corporate partner for a hepatitis E virus ("HEV") vaccine. Contract revenues recognized in the future will be dependent in part upon the continuation of existing corporate collaborations and the DARPA grant, achievement of milestones under existing corporate collaborations and establishment of new research, development and/or licensing agreements.

Cost of Product Sales

Cost of product sales were $1.1 million for the quarter ended September 30, 1998, compared to $1.4 million for the same period in 1997. Gross margins increased to 44% for the third quarter of 1998 from 42% for the same period a year ago. For the nine months ended September 30, 1998, cost of product sales were $3.3 million compared to $4.5 million for the same period in 1997. Gross margins increased to 46% for the first nine months of 1998 from 40% for the same period a year ago. The increase in gross margins was primarily due to an increase in the proportion of higher margin product sales and higher production yields to those of the previous year.

Research and Development Expenses

The Company's research and development expenses were $3.4 million for the quarter ended September 30, 1998, compared to $3.3 million for the same period in 1997. For the first nine months of 1998, research and development expenses were $9.8 million compared to $9.0 million for the same period in 1997. The increases were primarily due to expansion of the drug discovery research programs, partially offset by lower expenditures on GL701 as patients complete their portion of the clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the quarter ended September 30, 1998, compared to $2.1 million for the same period in 1997. For the first nine months of 1998, selling, general and administrative expenses were $5.9 million compared to $6.4 million for the same period in 1997. The decreases were primarily due to lower sales and marketing costs of the Company's diagnostics subsidiary.

Gain on Sale of Investment

During the second quarter of 1998, Genelabs sold a portion of its investment in GBL for net proceeds of $4.3 million, resulting in a gain of $1.6 million for the nine months ended September 30, 1998.

Net Loss

The Company has operated at a loss since its inception and had an accumulated deficit of $128.8 million as of September 30, 1998. The net loss was $1.7 million for the three months ended September 30, 1998, compared to $3.3 million for the same period in 1997. For the first nine months of 1998, the net loss was $4.9 million compared to $9.3 million for the same period in 1997. Revenue from the DARPA grant and the HEV vaccine marketing rights contributed to the reduction in Genelabs' net loss for the three months ended September 30, 1998, compared to the same period in 1997. In addition to the above noted items, the gain on the sale of shares in GBL contributed to the reduced net loss for the nine months ending September 30, 1998, compared to the same period in 1997, partially offset by increased spending on drug discovery research.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investment balances totaling $19.4 million at September 30, 1998, compared to $21.1 million at December 31, 1997. During the nine months ended September 30, 1998, Genelabs used $5.2 million to fund operations as the Company expanded its drug discovery research and continued development of GL701 for SLE. This use of cash was partially offset by receipt of $4.3 million from the sale of shares in GBL. Purchases of capital equipment for drug discovery research also contributed to the use of cash during the period ended September 30, 1998.

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

CERTAIN BUSINESS RISKS

Genelabs' technology is at an early stage of development and its product candidates are at varying stages of development, all subject to various risks. The Company has experienced significant operating losses since its inception and expects to incur significant losses over the next several years. The Company's technologies, including the DNA and RNA-binding technologies, are in many cases new and still under development. These approaches have not yet been proven to have a therapeutic effect. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed. All of Genelabs' proposed therapeutic products, including GL701 for the treatment of SLE, are in research or development and will require substantial additional research and development efforts prior to any commercial use, including extensive clinical testing as well as potentially lengthy regulatory approval. The Company is currently conducting Phase III clinical trials on GL701 for the treatment of SLE, and the Company expects to unblind and announce the results from these trials during 1999. Clinical trials are subject to significant risk and uncertainty, and no assurance can be given as to the results of these trials. In the event that these trials do not demonstrate the efficacy of GL701, the Company would be required to commence additional clinical trials or may elect to terminate development of this compound, which, in either case, could have a material adverse effect on the Company's business and prospects. There can be no assurance that any of these therapeutic products or others resulting from

Genelabs' research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

The active ingredient in GL701 for the treatment of SLE is dehydroepiandrosterone ("DHEA"). DHEA is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA marketing approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained U.S. patents relating to the use of GL701 to treat SLE and reduce steroid dosage in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

The Company has no internal manufacturing capabilities for pharmaceutical products and is entirely dependent on contract manufacturers to manufacture clinical and, if successfully developed, commercial-scale quantities of GL701 pursuant to supply agreements. While the Company believes its suppliers currently meet FDA standards for manufacturing, there can be no assurance that these third party manufacturers will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. In addition, the Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENELABS DIAGNOSTICS (PTE.) LTD. On October 5, 1998, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, the "Plaintiffs") filed a Writ of Summons in the High Court of the Republic of Singapore against Genelabs Diagnostics (Pte.) Ltd. ("GLD"), the wholly-owned diagnostics subsidiary of Genelabs Technologies, Inc., and Nagase Singapore Pte. Ltd., GLD's distributor of products in Malaysia. In the Writ, the Plaintiffs allege that GLD has, by making, using and selling HIV-2 Western Blot diagnostic products, infringed a Singaporean patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi. The Plaintiffs are seeking injunctive relief and damages in an unspecified amount. GLD believes that it has substantial defenses and is defending the suit vigorously.

ITEM 5.  OTHER INFORMATION

Pursuant to the Company's by-laws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 20, 1999 and March 22, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27       Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENELABS TECHNOLOGIES, INC.
                                       (Registrant)

                                       Chief Executive Officer:

                                       /s/ IRENE A. CHOW
                                       -----------------------------------------
Date:  November 6, 1998                           IRENE A. CHOW
                                       President and Chief Executive Officer

                                       Principal Accounting Officer:

                                       /s/  MATTHEW M. LOAR
Date: November 6, 1998                 -----------------------------------------
                                                 MATTHEW M. LOAR
                                       Director of Finance and Controller

                               INDEX TO EXHIBITS

Exhibit
Number                                    Description
-------                                   -----------
  27                Financial Data Schedule
