Form 10-K405
period 1998-12-31
GENELABS TECHNOLOGIES INC /CA
filed 1999-03-26
CIK 874443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO                     .

                         COMMISSION FILE NUMBER 0-19222

                          GENELABS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-3010150
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

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

                                                              AS OF MARCH 10, 1999
                                                              --------------------
Aggregate market value of the voting stock held by
non-affiliates of the Registrant............................      $76,000,000
Number of shares of Common Stock outstanding................       39,785,042

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     All statements in this 10-K that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are product development, regulatory approval and manufacturing risks. Additional factors include intellectual property rights and the Company's relationships with its collaborators and potential collaborators. These and additional factors and risks are discussed in "Risk Factors" at the end of this Item 1. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company that focuses on the discovery and development of drugs. The Company's principal drug discovery program is based on proprietary enabling technologies for creating gene-specific, small organic, DNA-binding molecules. Related technologies are being applied to the discovery of novel antiviral RNA-binding compounds. The lead development program is in its second Phase III clinical trial as a new therapy for systemic lupus erythematosus ("SLE"), following successful completion of the initial Phase III trial in 1997.

     The Company's business is primarily comprised of drug discovery and development programs. The Company also has investments in other companies, which include Genelabs Diagnostics Pte. Ltd. ("GLD") and Genelabs Biotechnology Co., Ltd. ("GBL"). GLD, which is based in Singapore, develops, manufactures and distributes tests for the diagnosis of infectious disease. While Genelabs has previously consolidated the results of GLD in its financial statements, the Company recently adopted a plan to divest this subsidiary and, accordingly, no longer consolidates GLD but instead accounts for it as a discontinued operation. GBL, which is based in Taiwan, develops, manufactures and distributes pharmaceutical products for the Asian market.

DRUG DISCOVERY PROGRAM

     Genelabs' research focus is to produce drug candidates targeted to specific genes using its novel drug discovery approach. The Company believes its DNA-binding program, an integrated platform of drug discovery technologies, has the potential to create an entirely new class of pharmaceutical products. While traditional drugs typically affect the activity of proteins derived from the expression of genes, Genelabs' drug discovery approach targets the disease-causing genes directly. The Company believes its techniques for discovering drug candidates are applicable to a number of diseases and other therapeutic areas.

     The Company's DNA-binding drug discovery program is comprised of an integrated platform of technologies that include:

     - High-throughput screening of random and structure-biased chemical libraries to select small DNA-binding molecules, or drug subunits, that are the building blocks for Genelabs' drug candidates.

     - Multiple proprietary and nonproprietary assay systems, including the proprietary Merlin(TM) assay system, for identifying the DNA sequence-binding preferences of the DNA-binding molecules. These assays characterize the specific DNA sequences to which the compounds will bind.

     - Chemistry capabilities for generating additional DNA-binding drug subunits and for combining the DNA-binding molecules in multiple combinations to create molecules that bind to longer, more gene-specific strands of DNA.

     - Gene promoter analysis for discovering and validating key DNA sequences of disease-causing genes. This analysis determines the specific DNA sequence targets for which Genelabs will design a drug.

     - Generation of lead compounds using cell-based assays to validate the effects of a DNA-binding molecule against a specific gene target.

     The initial phase of the drug discovery process utilizes Genelabs' expertise and proprietary technologies to identify and characterize small organic molecules, called monomers, that bind to short sections of DNA. A database of information on the monomer's DNA-binding properties forms the basis for selecting drug candidate subunits. In the next phase, based on information about the DNA sequences of disease-causing genes, the Company links these monomers together in selected combinations to form dimers that bind to longer (8 to 12 base pair) sections of DNA. Genelabs believes that the dimers, which represent potential drug candidates for further optimization into drugs, will be sufficiently gene-target specific to produce the desired therapeutic effect with minimal toxicity.

     In addition to technologies for identifying and characterizing DNA-binding molecules, the Company has related technologies for the discovery and creation of novel antiviral RNA-binding molecules. Genelabs believes that drug candidates in this program may have advantages over existing antiviral therapeutics and could address large unmet market needs.

     To date, the Company's technologies have identified DNA sequence-binding preferences for many molecules. Several compounds have been designed and synthesized from these molecules. In addition, the Company has performed tests that demonstrated predicted effects on the expression of target genes. In these tests, Genelabs' scientists engineered a dimer-binding DNA sequence into the regulatory site of a test gene and inserted the engineered test gene into cultured human cells, the results of which demonstrated a dose dependent alteration in the expression of the targeted test gene. Tests performed in unaltered bacterial cells on dimer binding sites also demonstrated alterations in the expression of test genes. These data demonstrated that the dimer affects the targeted gene and is not toxic at the levels shown to alter gene expression.

     Genelabs has already identified key DNA sequences in several disease-related genes that are likely to be effective drug targets. The Company is actively engaged, on its own and in collaboration with corporate partners, in synthesizing drug candidates that may alter the expression of these medically important gene targets. The Company believes that its focus on sequence specificity will produce pharmaceutical products that are more efficacious and less toxic than currently known DNA-binding drugs.

     Through its DNA- and RNA-binding technologies, the Company believes it has an entirely new approach to identifying therapeutics for disease intervention. The Company's business strategy is to identify, develop and commercialize a broad portfolio of lead compounds from its integrated drug discovery program, both independently and in collaboration with established pharmaceutical and biotechnology companies. Genelabs maintains a flexible business model that allows its technology to be used in other applications for which the Company is also exploring corporate collaborations.

     The Company is in its third year of a collaborative research and license agreement with DuPont Pharmaceuticals Company ("DuPont") under which Genelabs is working on a number of target genes. This agreement provides Genelabs with research funding, milestone payments upon reaching predetermined research and development objectives, and royalties upon the commercial sale of products resulting from the collaboration. Additionally, the Company is in its second year of a research grant from the Defense Advanced Research Projects Agency ("DARPA") to apply Genelabs' DNA-binding and RNA-binding technologies to the discovery of drugs that can be used as countermeasures to agents of biological warfare. Genelabs receives research funding and has the right to commercialize any invention it makes during the term of the grant. Genelabs currently is pursuing additional drug discovery research collaborations with various other pharmaceutical and biotechnology companies.

DRUG DEVELOPMENT PROGRAM: GL701 FOR SYSTEMIC LUPUS ERYTHEMATOSUS

     Systemic lupus erythematosus is a severe, chronic and frequently debilitating autoimmune disease that can affect the skin, joints, kidneys and nervous system. Current treatment is often inadequate, due either to limited benefits or to severe adverse side effects. According to the American College of Rheumatology, SLE affects approximately 150,000 patients in the U.S., and Genelabs believes that there are at least three times that number of patients worldwide. GL701, Genelabs' therapeutic candidate for SLE, is a pharmaceutical formulation designed for oral administration that contains dehydroepiandrosterone ("DHEA") as the active ingredient. DHEA is a naturally occurring hormone that is produced by the adrenal glands.

     SLE patients generally have abnormally low levels of DHEA, and studies have shown that hormonal influences play a role in the development and progression of SLE. Genelabs has exclusive worldwide rights under U.S. patents granted to Stanford University for the use of DHEA to treat SLE. Genelabs has sublicensed Asian marketing rights, excluding Japan, to GBL.

     Genelabs has completed its first Phase III trial of GL701 for SLE. This 191 patient double-blind, placebo controlled clinical trial was designed to evaluate GL701's ability to reduce steroid dependency in women with mild to moderate SLE. All women in this trial previously required prednisone or other steroids for their treatment. Patients in the trial received daily doses of either 200 mg of GL701, 100 mg of GL701 or placebo for seven to nine months. Data presented to the American College of Rheumatology on behalf of the Company showed that patients who received 200 mg daily doses of GL701 achieved the study's primary endpoint at a higher rate than patients who received placebo. This primary endpoint was a sustained reduction in their steroid dose to 7.5 mg per day or less. The beneficial effect was most evident in the 137 SLE patients with active disease, defined as a SLE Disease Activity Index (SLEDAI) score greater than 2. In these patients, 51% of those who received daily doses of 200 mg of GL701 achieved the primary endpoint compared to 29% of those who received placebo.

     Patient enrollment in the Company's second Phase III trial was completed in March 1998 with approximately 380 patients. This double-blind, placebo controlled trial is designed to determine whether GL701 can improve clinical outcome or disease symptoms. Patients in the trial receive daily doses of either 200 mg of GL701 or placebo for one year. The Company anticipates the clinical portion of this trial to be completed at the end of March 1999 with preliminary results available approximately mid-year 1999. Like the results of all double-blind clinical trials, the results of this clinical trial are uncertain. Genelabs will not know how GL701 has performed in this trial until the data analysis is completed. For further discussion, see "Risk Factors -- Clinical trial results are unpredictable."

     The U.S. Food and Drug Administration ("FDA") has recognized the severely debilitating nature of SLE and the lack of adequate treatment by granting Subpart E designation to GL701. This designation permits the possibility of expedited development of the candidate drug and has typically only been granted for products such as cancer and AIDS therapies. The FDA also granted Orphan Drug status to GL701 for the treatment of SLE, a designation that provides up to seven years of U.S. marketing exclusivity for this indication to Genelabs if it is the first company to sponsor an approved new drug application for such indication. In late March 1999, the FDA designated GL701 for SLE as a Fast Track product. Fast Track designation provides for expedited submission and review of a New Drug Application.

INVESTMENTS AND OTHER PROGRAMS

     Diagnostics Business -- Genelabs' wholly owned diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd., is headquartered in Singapore, which houses its manufacturing, research and development, administrative and Asian sales functions. Marketing, sales and distribution for Europe, the Middle East and Africa are managed from offices in Geneva, Switzerland, while these functions for North and South America are managed from the Company's corporate headquarters in Redwood City, California. GLD markets both directly and through a network of distributors. GLD's products include Western Blot assays, rapid and ELISA tests. These products are used primarily for the diagnosis of human immunodeficiency virus ("HIV"), human T-cell leukemia virus ("HTLV"), and hepatitis viruses, in addition to others. GLD also manufactures hepatitis B surface antigen and related raw materials used for the production of diagnostic kits.

     In or around May 2000, Genelabs' Series A Convertible Preferred Stock ("Preferred Stock") is convertible into one of two options. The first of these options is conversion into 49.99% of Genelabs' diagnostics business. This option also requires the Preferred Stockholders to purchase the remaining 50.01% of Genelabs' diagnostics business at its then fair market value. In the event that this conversion option is exercised, Genelabs will no longer own its diagnostics subsidiary. If the Preferred Stock is not converted into

Genelabs' diagnostics business, the Preferred Stock will be converted into Genelabs Technologies, Inc. common stock based upon a formula. If this is the manner in which the Preferred Stock is converted, Genelabs plans to divest its interest in GLD through a sale of this subsidiary. As a result, under either conversion scenario the Company will not maintain a continuing interest in its diagnostics business, and, accordingly, Genelabs has accounted for GLD as a discontinued operation. The Company is currently exploring other options for earlier divestment of its diagnostics subsidiary. However, Genelabs can provide no assurance as to its ability to obtain favorable terms upon the eventual divestment of GLD, whether through conversion of the Preferred Stock or any other manner of divestment.

     Asian Biopharmaceutical Investment -- Genelabs' Taiwan-based affiliate, Genelabs Biotechnology Co. Ltd., develops, manufactures and distributes pharmaceutical products in Asia. Since its formation in late 1995, GBL has purchased a pharmaceutical manufacturing plant, acquired rights to manufacture and distribute pharmaceutical products in parts of Taiwan, and acquired a pharmaceutical product marketing organization. In 1998, through a GBL equity offering in which Genelabs did not contribute any cash and through the sale of a portion of its investment, Genelabs reduced its ownership of GBL from 40% to 16%. Approximately 60% of the GBL shares owned by Genelabs were not paid for in cash and contain restrictions preventing their immediate sale; Genelabs intends to sell the remainder of its holdings in GBL.

     Novel Immunomodulatory Genes -- The Company's scientists have isolated certain novel immunomodulatory genes on human chromosome 5 which may be associated with asthma. Patent applications have been filed in the U.S. to claim these novel sequences, and Genelabs is pursuing funding through government grants and external collaborations in order to investigate the biological function and commercial potential of these genes.

     Novel Viruses -- In connection with its discovery of the hepatitis E virus ("HEV"), Genelabs has granted SmithKline Beecham p.l.c. ("SB") an exclusive worldwide royalty-bearing license to make, use and sell an HEV vaccine. SB is currently in the process of developing this vaccine. In addition, Genelabs has granted Abbott Laboratories a royalty-bearing, non-exclusive worldwide license to develop and commercialize diagnostic products for HEV.

     In connection with its discovery of the hepatitis G virus ("HGV"), Genelabs has entered into royalty-bearing license agreements with Roche Diagnostics GmbH, Chiron Corporation and Ortho Diagnostic Systems Inc. to develop and commercialize diagnostic products for HGV. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV. Additionally, there are currently no assays developed for screening the blood bank supply.

     GL331: Multiple Drug Resistant Cancers -- Genelabs and GBL are currently developing GL331, a topoisomerase II inhibitor, as a potential treatment for multiple drug resistant cancers. In laboratory and animal tests, GL331 has demonstrated anti-cancer activity against malignant cells that had already developed resistance to chemotherapeutic agents most frequently used for the treatment of small cell lung cancer. Genelabs has completed a Phase I human clinical safety study at M.D. Anderson Cancer Center in Houston, Texas, which determined the maximum tolerable dose of the drug. GBL is initiating a Phase II study of this agent in patients with small cell lung cancer. Depending on the results of this study, Genelabs may further develop GL331.

PATENTS AND LICENSES

     The Company seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. Genelabs owns 26 issued U.S. patents, eight of which cover the novel drug discovery technologies. The remaining 18 issued U.S. patents cover GL701, the Company's HEV and HGV discoveries, immunomodulatory genes, and other proprietary technologies. Genelabs also owns 39 international patents that cover similar claims to its U.S. patents. In addition, Genelabs possesses many pending patent applications covering the Company's novel drug discovery technologies and other proprietary technologies, but Genelabs cannot estimate how many of these pending patent applications will be granted as patents. The Company also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties.

     Genelabs(R) and the Genelabs logo are registered trademarks of Genelabs Technologies, Inc. Merlin(TM) and Viria(TM) are trademarks of Genelabs. This Form 10-K also includes trade names and trademarks of companies other than Genelabs.

GOVERNMENT REGULATION

     The research and development, manufacture, distribution and marketing of human pharmaceutical and medical device products are subject to regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that the Company is developing. In the U.S., prior to the testing of a new drug in human subjects, the FDA requires the submission of an Investigational New Drug Application ("IND") which consists of, among other things, results of preclinical laboratory and animal tests, information on the chemical compositions, manufacturing and controls of the products, a protocol, an investigator's brochure and a proposed clinical program. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation. Unless the FDA objects, the IND becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and the FDA may request additional data, clarification or validation of data submitted, or modification of the proposed clinical trial design.

     Clinical trials are conducted in accordance with protocols that detail the objectives and designs of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the informed consent and the safety of human subjects and the possible liability of the institution. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify the common short-term adverse effects and safety risks. When Phase II evaluations indicate that a product is effective and has an acceptable safety profile, two Phase III trials are normally required to further test for safety and efficacy within an expanded patient population at multiple clinical sites. Although the Company has been granted Subpart E designation with respect to GL701, which provides for the potential accelerated development of the drug, the Company plans to complete its second Phase III trial of GL701 and further demonstrate satisfactory results of GL701 prior to filing of a New Drug Application ("NDA"). The Company can provide no assurance that the results of the Company's second Phase III trial will warrant continuing the development of GL701 or proceeding with an NDA.

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

     Sales of the Company's products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country. The process of obtaining FDA and other domestic and foreign government approval for a new human drug or biological product is likely to take a number of years and involve the expenditure of substantial resources.

     The Company's research and development programs involve the use of hazardous, chemical, radiological and biological materials, such as infectious disease agents. Accordingly, the Company's present and future business is subject to regulations under state and federal laws regarding work force safety, environmental protection and hazardous substance control and to other present and possible future local, state and federal regulations.

EMPLOYEES

     As of March 10, 1999, the Company had 91 full time employees. 70 employees were involved in research and development, and 21 were in administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

                                  RISK FACTORS

     There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered.

        - Clinical trial results are unpredictable

        - Regulatory approvals are uncertain

        - Research programs are likely to require additional funds

        - Genelabs has limited sales, marketing and distribution capabilities

        - Genelabs is in an early stage of drug discovery

        - The Company depends on key employees for the execution of its business plan

        - Competition in biotechnology is intense

        - Patent and trade secret protection is uncertain

        - The Company is dependent on outside manufacturing and supplier sources

        - The Company's stock price is volatile

     A more detailed discussion of each of these risk factors follows.

CLINICAL TRIAL RESULTS ARE UNPREDICTABLE

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and initial clinical trials of products under development by the Company may not be predictive of results that will be obtained in large-scale testing. The Company cannot ensure that clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. The safety and efficacy of a therapeutic product under development by the Company, such as GL701, must be supported by extensive data from clinical trials. In 1999, Genelabs expects to receive the data from its second Phase III trial of GL701 for SLE and to decide on whether to continue with the development of this drug candidate. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The Company can provide no assurance that it will view the results of this second Phase III trial of GL701 for SLE as sufficient to support proceeding with an NDA or continuing development of the drug candidate.

REGULATORY APPROVALS ARE UNCERTAIN

     The production and marketing of the Company's products are subject to rigorous requirements by the FDA as described in more detail under the caption "Government Regulation" in Item 1 of this Form 10-K, and also by comparable agencies in other countries and by state regulatory authorities. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for proposed indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. In particular, Genelabs can provide no assurance that the FDA will view the results of the Company's Phase III trials of GL701 as sufficient to serve as the basis for filing or approval of an NDA.

     Even if the Company obtains regulatory approval for GL701, identification of certain side effects after it is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval or require reformulation, additional testing, and changes in labeling of the product. The Company's inability to obtain or maintain requisite governmental approvals, the identification of side effects or other factors could delay or preclude the Company from further developing or marketing GL701, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is also subject to other regulations under numerous federal, state and local laws regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control. Failure to comply with such regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH PROGRAMS ARE LIKELY TO REQUIRE ADDITIONAL FUNDS

     The Company has incurred losses in each year since its inception and has accumulated approximately $130 million in net losses through December 31, 1998, including a net loss of $6.6 million in 1998. The Company anticipates realizing a net loss at least until 2000, and profitability thereafter is subject to significant uncertainty. Genelabs cannot provide assurance that revenues will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and research and development activities. This financing may dilute existing shareholders or provide certain rights to Genelabs' assets.

     Genelabs fundraising strategy is to minimize dilution to current shareholders to the extent feasible in the currently unfavorable equity market for small capitalization biotechnology companies. The Company's business plan involves raising funds primarily through corporate collaborations and license agreements, and secondarily through sales of assets that are not essential for the Company's core business of drug discovery and drug development. Genelabs is currently pursuing additional drug discovery research collaborations and GL701 licensing agreements, but can provide no assurance that collaborations or license agreements can be obtained on acceptable terms, if at all. The Company is also pursuing sales of several assets that it does not consider essential for its primary business, including its interest in GLD and GBL. Genelabs can provide no assurance that it will be able to find buyers willing to purchase these assets within an acceptable timeframe or on commercially favorable terms, if at all.

     The unavailability of additional funds through the above-described potential financing sources could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

GENELABS HAS LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES

     The Company has only limited sales, marketing and distribution capabilities. If the Company successfully develops any new products, including pharmaceutical products, Genelabs must either rely on large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. If the Company successfully develops GL701 and obtains FDA approval, there is a possibility that it may not be economically feasible for Genelabs to commercially introduce the product.

     DHEA, the active ingredient in GL701, is currently being marketed by others as a dietary supplement. The Company believes that DHEA is a drug that should be subject to regulation and approval by the FDA. The Company further believes that in a few instances these supplements do not contain true DHEA, but instead contain related substances that are not biologically equivalent. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. However, to date the FDA has taken no action to limit or regulate the sale of these dietary supplements, and no assurance can be given as to the willingness or ability of the FDA to do so in the future. In the event that clinical trials for GL701 are promising and the drug candidate receives FDA approval, the concurrent sale of these dietary supplements could adversely affect the market for or the selling price of GL701. While the Company has obtained exclusive licenses under U.S. patents relating to the use of GL701 to treat SLE and to reduce steroid dosage in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

GENELABS IS IN AN EARLY STAGE OF DRUG DISCOVERY

     Genelabs' drug discovery technologies are at an early stage of development, and its product candidates are varying stages of development. The Company's technologies, including the DNA- and RNA-binding technologies, are in many cases new and still under development. These approaches have not yet been proven to have a therapeutic effect. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed.

     Genelabs' drug discovery technologies will require substantial additional research and development efforts prior to any commercial use, including extensive preclinical testing and clinical trials as well as potentially lengthy regulatory approval. There can be no assurance that any of these products or technologies will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

THE COMPANY DEPENDS ON KEY EMPLOYEES FOR THE EXECUTION OF ITS BUSINESS PLAN

     The introduction of chemistry capabilities into the Company's research department required restructuring of the responsibilities of some scientists. Genelabs' success depends on the services of key employees in executive and research and development positions. The April 1, 1999 retirement of the Company's President and Chief Executive Officer and her appointment to Chairman will result in her spending relatively less time at the Company. The loss of the services of key executives or other employees could have a material adverse impact on Genelabs' ability to execute its business plan.

COMPETITION IN BIOTECHNOLOGY IS INTENSE

     Competition is intense in the human healthcare industry, particularly in the application of biotechnology, and the level of competition is expected to increase in the future. In seeking to develop proprietary pharmaceutical products and technologies, Genelabs faces competition from a number of major pharmaceutical companies as well as emerging biotechnology companies. Many of these competitors have substantially greater financial and other resources, larger research and development staffs and more extensive manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater resources and more experience than the Company in preclinical testing and in conducting human clinical trials of potential pharmaceutical products and in obtaining FDA and other regulatory approvals. These factors may enable these competitors to develop products competitive with or superior to those the Company plans to develop. Such competitive products could enter the marketplace before the Company's products.

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

     The Company faces particularly significant competition from a number of large companies with respect to the Company's diagnostic business. Many of these competitors have substantially greater resources and more extensive marketing capabilities than the Company's diagnostics subsidiary. These factors may enable these competitors to develop products competitive with or superior to GLD's and may adversely impact the Company's ability to successfully divest its diagnostics business.

PATENT AND TRADE SECRET PROTECTION IS UNCERTAIN

     The biotechnology, pharmaceutical and diagnostic industries are subject to conflicting patent rights of various parties. The patent positions of all companies in these industries, including Genelabs, are uncertain and involve complex legal and factual issues. A patent application may be rejected or the claims may be significantly altered or narrowed before a patent issues. As a consequence, Genelabs does not know whether any of its patent applications will result in the issuance of patents. Genelabs can provide no assurance that its patents will effectively protect its technologies. The priority of patent applications is determined under complex and sometimes conflicting U.S. and international laws. Therefore, Genelabs cannot assure that its patent applications would have priority over competitors' patent applications, if any. Should the priority of a patent application come into question, Genelabs may have to participate in interference proceedings to determine priority of invention, which could result in substantial costs, even if the eventual outcome is favorable. Additionally, Genelabs may have to participate in opposition proceedings in European and other countries prior to the granting of a patent. The biotechnology industry is very competitive and other companies may own patents and applications and other proprietary rights relating to products or technology similar Genelabs' technologies. Genelabs cannot provide assurance that any patents it owns or controls will protect it against infringement litigation or afford commercially significant protection of its technology. The patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may be different.

     If another company were to successfully bring legal action against Genelabs claiming patent or other intellectual property right infringements, Genelabs could be liable for damages and prevented from using or selling such products or technologies. Genelabs might also be required to obtain a license to use, manufacture or sell the affected product or technology. Genelabs cannot provide assurance that it will prevail in any dispute regarding its intellectual property or that it will be able to obtain an acceptable license. Any litigation, whether or not resolved in favor of Genelabs, could be expensive and time-consuming, could consume substantial management resources and could have a material adverse effect on Genelabs' business, financial condition and results of operations.

     GL701 is a pharmaceutical formulation designed for oral administration that contains DHEA as the active ingredient. DHEA is a compound that has been in the public domain for many years, and even though the Company has obtained U.S. patents relating to the use of GL701 to treat SLE and reduce steroid dosage in SLE patients, Genelabs is unable to obtain patent protection for the compound itself.

     There may be intellectual property owned by third parties that is important to Genelabs' drug discovery programs of which Genelabs is not currently aware. Furthermore, in the future others may obtain patents or develop proprietary rights necessary or useful for the operation of Genelabs' business. Certain of these potentially competing patents or rights may be sufficiently broad to prevent or delay the Company from practicing its technology, and Genelabs may need to obtain licenses under these patents.

     Genelabs also relies on unpatented proprietary technology including trade secrets, know-how and continuing technological innovation to enhance and develop its competitive position. The Company seeks to protect these types of information through a policy of having its employees, consultants and advisors execute confidentiality and assignment of invention agreements. Genelabs cannot assure that these agreements will not be breached or that Genelabs will have adequate legal recourse in case of such breach. It is possible that others will independently develop the same or similar proprietary information, and Genelabs cannot provide assurance about protecting its rights in unpatented proprietary technology. Furthermore, there can be no assurance that others have not obtained or will not obtain patent protection that will preclude the Company from using its unpatented proprietary technology.

     The Company is aware that others, including various competitors, educational institutions and governmental organizations, have intellectual property, particularly patents and pending patent applications, in the U.S. and other countries potentially useful or necessary to the Company's diagnostic subsidiary. The Company is aware that others are pursuing and have obtained patents covering inventions in the field of HTLV-I, HTLV-II and HIV-2 peptides. In particular, one of GLD's competitors and the owner of a patent have filed a claim in Singapore alleging that two GLD products infringe their patent as described in Item 3 -- Legal Proceedings. While the Company and its diagnostics subsidiary believe there are substantial defenses and they are defending the suit vigorously, it is possible that the competitor will receive monetary damages and injunctive relief. Such an outcome could have a material adverse effect on the Company. There can be no assurance that the Company's diagnostic subsidiary will be able to continue manufacturing or selling its products without obtaining licenses to such patents or without modifying certain of its products to avoid the claims in such patents. The Company cannot assure that the diagnostic subsidiary will be able to obtain acceptable licenses to such patents. This could have a material adverse effect on the diagnostics business and the value of Genelabs' investment in it.

THE COMPANY IS DEPENDENT ON OUTSIDE MANUFACTURING AND SUPPLIER SOURCES

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

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. In particular, GL701 currently is supplied to the Company by a limited number of sources. The disqualification or loss of one of these suppliers could have a material adverse effect on the Company because of difficulties and costs in obtaining and qualifying alternate suppliers. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources or an interruption in supply could impair the Company's ability to manufacture and market its products. If Genelabs is unable to renew or extend an agreement with a third party manufacturer or supplier, if an existing agreement is terminated, or if a third party manufacturer or supplier otherwise cannot meet our needs for a product, the Company may not be able to obtain an alternative source of manufacture or supply. This could have a material adverse effect on the Company's business, financial condition and results of operations.

     The year 2000 issue is a result of computer programs being written using only two digits to define the applicable year. Any date-sensitive computer programs, hardware or embedded chips may recognize a date ending in "00" as 1900 rather than 2000. This could result in a system failure or a miscalculation that causes operating disruptions. A system failure or operating disruption at one of our key manufacturers or suppliers could result in their failure to provide Genelabs with adequate supplies of products or services, potentially impacting Genelabs' ability to engage in its planned business activities. While Genelabs has obtained representations that its key suppliers are year 2000 compliant, the Company cannot provide assurance that their computer systems will adequately handle all year 2000 issues, and such noncompliance could have an adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000."

THE COMPANY'S STOCK PRICE IS VOLATILE

     The market price of the Company's common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. A variety of events can impact the stock price. Several of the events concerning Genelabs that can impact the price are discussed in this Risk Factor section. Numerous events occurring outside of Genelabs' control may also impact the price of Genelabs common stock. Securities class action lawsuits have been brought against other companies following periods of volatility in the market price of their common stock. This type of litigation, if brought against Genelabs, could result in substantial costs and diversion of management's time, which could materially affect our business plan, financial condition and results of operations.

ITEM 2. PROPERTIES.

     The Company leases its principal research, clinical development and office facilities under an operating lease expiring in November 2002. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent of $855,000. Genelabs believes that this facility is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

     On October 5, 1998, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, the "Plaintiffs") filed a Writ of Summons in the High Court of the Republic of Singapore against GLD, the wholly-owned diagnostics subsidiary of Genelabs and Nagase Singapore Pte. Ltd., GLD's Malaysian distributor. In the Writ, the Plaintiffs allege that GLD has, by making, using and selling HIV-2 Western Blot diagnostic products, infringed a Singaporean patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi. The Plaintiffs are seeking injunctive relief and damages in an unspecified amount. See "Risk Factors -- Patent and trade secret protection is uncertain." GLD believes that it has substantial defenses and is defending the suit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

     The executive officers and key employees of the Company are as follows:

             NAME               AGE                       POSITION
             ----               ---                       --------
Irene A. Chow, Ph.D. .........  60    Chief Executive Officer, President and Director
                                      through March 31, 1999. Chairman of the Board of
                                        Directors effective April 1, 1999.
James A. D. Smith.............  40    Chief Operating Officer through March 31, 1999.
                                        President effective April 1, 1999.
Cynthia A. Edwards, Ph.D. ....  45    Chief Scientific Officer
Marc Gurwith, M.D. ...........  59    Vice President, Drug Development and Chief
                                      Medical Officer
Rich B. Meyer, Jr., Ph.D. ....  55    Vice President, Research
Debra Catz Bannister..........  46    Vice President, Corporate Communications and
                                      Investor Relations
Matthew M. Loar...............  36    Vice President, Finance
Gilbert R. Mintz, Ph.D. ......  47    Vice President, Business Development
Marco F. Rosa.................  48    Vice President, Human Resources
Heather Criss Keller..........  33    Director of Legal Affairs

     Irene A. Chow has been Chief Executive Officer and President since July 1995. As part of her planned transition to retirement, Dr. Chow becomes Chairman of the Board of Directors effective April 1, 1999, and resigns from her role as President and Chief Executive Officer. Before being appointed President and Chief Operating Officer of Genelabs in May 1995, she served the Company as President of the Biopharmaceutical Division beginning in August 1993 when she also became a Director. In addition to her duties at the Company, Dr. Chow also chairs GBL's Board of Directors. From 1975 to 1993, Dr. Chow held several positions at Ciba-Geigy Corporation, USA, a pharmaceutical company, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. She holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

     James A. D. Smith has been Chief Operating Officer since October 1996. Effective April 1, 1999, Mr. Smith becomes President. From June 1995 through September 1996 he was Vice President, Marketing and Business Development, and from January 1994 through June 1995 he was Director of Marketing. Prior to joining Genelabs in early 1994, Mr. Smith served for more than ten years in various marketing and business development positions with ICN Pharmaceuticals, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California, San Diego.

     Cynthia A. Edwards has been Chief Scientific Officer since October 1998. From July 1995 through October 1998 she was Vice President, Research. From 1994 to July 1995 Dr. Edwards was Vice President, Pharmaceutical Research, preceded by various Director and Scientist positions at Genelabs. Before joining the Company in 1987, Dr. Edwards completed postdoctoral studies at the National Institutes of Health. She has a Ph.D. in Biology from the University of California, San Diego, an M.A. in Plant Physiology from Oregon State University and a B.S. in Botany from Oregon State University.

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

     Rich B. Meyer, Jr. has been Vice President, Research since October 1998. From 1993 to October 1998 he was Vice President, Research and Development and Chief Scientific Officer of Epoch Pharmaceuticals,

Inc., a company he joined in 1986. Before joining Epoch, Dr. Meyer was a group leader at the Nucleic Acid Research Institute and Associate Professor of Medicinal Chemistry and Acting Associate Dean for Research of the Graduate School at Washington State University. He has also been Assistant Professor in the Department of Pharmaceutical Chemistry at the University of California, San Francisco. Dr. Meyer received his Ph.D. in Chemistry from the University of California, Santa Barbara.

     Debra Catz Bannister has been Vice President, Corporate Communications and Investor Relations since April 1996. From 1993 until April 1996 she was Director, Corporate Relations at CV Therapeutics. Previously, she served in similar positions at several biotechnology companies including Aviron, Synergen and as the first investor relations manager at Genentech. Ms. Bannister has also been a Senior Consultant at Regis McKenna, Inc., providing corporate communications and investor relations counsel to high technology and biotechnology clients. She began working in the biotechnology industry in 1983 and previously held a number of positions in advertising and marketing communications.

     Matthew M. Loar has been Vice President, Finance since January 1999. From November 1996 until January 1999 he was Director of Finance and Controller, and from September 1995 through November 1996 he was Finance Manager. From 1991 through September 1995 he was Corporate Accounting Manager at CBR Cement Corporation and prior to that was Audit Manager at Coopers & Lybrand. Mr. Loar is a Certified Public Accountant and has a B.A. in Legal Studies from the University of California, Berkeley.

     Gilbert R. Mintz has been Vice President, Business Development since May 1998. Prior to joining the Company, he was Vice President, Marketing and Business Development at Anergen from March 1997 to May 1998, and was Director, Marketing and Business Development at Cygnus, Inc. from 1994 until 1997. Dr. Mintz has also held the position of Director of Licensing and Business Development with Trega Biosciences prior to joining Cygnus. Dr, Mintz received his Ph.D. in biochemistry from Washington University in St. Louis and completed his post-graduate training at Johns Hopkins School of Medicine, Department of Biological Chemistry. He received his B.S. in Chemistry from the University of Pittsburgh.

     Marco F. Rosa has been Vice President, Human Resources since October 1996. From 1994 through September 1996, he was Senior Human Resources Business Strategist for Sony Electronics, Inc. From 1992 through 1994 he was Director of Human Resources at Centigram Communications and before then held senior human resource positions at Conner Peripherals and the General Electric Company. Mr. Rosa received his M.A. in Counseling Psychology from New York University and his B.A. in Psychology from St. Michael's College. He also served as a Captain in the United States Air Force.

     Heather Criss Keller has been Director of Legal Affairs since October 1998. From September 1996 until July 1998 she was Senior Corporate Counsel at Heartport, Inc. Prior to joining Heartport, Ms. Keller was an associate with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Keller received a J.D. from Vanderbilt University School of Law and a B.A. from Duke University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Common Stock of the Company began trading publicly on the NASDAQ National Market on June 13, 1991 under the symbol "GNLB." The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported by the NASDAQ National Market.

                                               HIGH      LOW
                                               ----      ---
1998
1st Quarter..................................  4 5/8    2 7/16
2nd Quarter..................................  4 1/32   2 3/4
3rd Quarter..................................  3 3/32   1 1/2
4th Quarter..................................  3 1/16   1 1/2

1997
1st Quarter..................................  7 3/4    4 3/8
2nd Quarter..................................  4 5/8    1 15/16
3rd Quarter..................................  5 5/16   2 1/4
4th Quarter..................................  4 3/8    2 7/16

     As of March 10, 1999, there were approximately 700 holders of record of Genelabs Common Stock. In addition, there were approximately 7,800 beneficial or "street-name" stockholders.

     Genelabs has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below summarizes certain financial information from the Company's consolidated financial statements. The data presented below reflects GLD as a discontinued operation.

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Contract revenue...................  $ 7,800    $  3,115    $  2,006    $  8,499    $  4,474
  Research and development
     expenses........................   12,615      12,022       9,647      11,451      13,821
  General and administrative
     expenses........................    4,349       4,508       5,063       5,474       5,310
  Loss from continuing operations....   (8,139)    (12,038)    (11,482)     (7,823)    (14,521)
  Net loss...........................   (6,605)    (12,897)    (11,397)    (10,511)    (15,609)
  Loss per share from continuing
     operations......................    (0.21)      (0.31)      (0.32)      (0.28)      (0.63)
  Net loss per share.................    (0.17)      (0.33)      (0.32)      (0.38)      (0.68)
                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                       -------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments..........  $20,301    $ 21,099    $ 30,465    $ 22,557    $  4,584
  Working capital....................   12,310      15,793      25,805      15,289       1,015
  Total assets.......................   26,807      29,925      41,908      33,862      13,009
  Long-term debt.....................       --          --          --          --       2,828
  Shareholders' equity...............   17,786      23,210      35,924      25,752       5,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are product development, regulatory approval and manufacturing risks. Additional factors include intellectual property rights and the Company's relationships with its collaborators and potential collaborators. These and additional risks are discussed under "Risk Factors" in Item 1 and elsewhere in this Report. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. is a biopharmaceutical company that focuses on the discovery and development of drugs. The Company's principal drug discovery program is based on proprietary enabling technologies for creating gene-specific, small organic, DNA-binding molecules. Related technologies are being applied to the discovery of novel antiviral RNA-binding compounds. The lead development program is in its second Phase III clinical trial as a new therapy for systemic lupus erythematosus, following successful completion of the initial Phase III trial in 1997.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Genelabs has adopted a plan to divest its diagnostics operations. As a result, the Company's financial statements have been reclassified to reflect the results of Genelabs' diagnostics subsidiary as a discontinued operation for all periods that the financial statements are presented. This reclassification changes how the diagnostics subsidiary is incorporated into the financial statements, but does not change the previously reported net loss or shareholders' equity. With the diagnostics subsidiary reported as a discontinued operation, its net assets and results of operations are now reported in one line-item on each of the balance sheets and statements of operations, rather than being combined into the individual line-item descriptions.

1998 COMPARED TO 1997

     The net loss decreased 49% in 1998, to $6.6 million from $12.9 million in 1997. The decrease in net loss was due to increased contract revenue and a gain on the sale of an investment, partially offset by slightly higher operating expenses.

     Contract revenues increased 150% in 1998, to $7.8 million from $3.1 million in 1997. The increase is attributable to two primary factors. The first of these was recognition of approximately $3.5 million in revenue under a grant from the Defense Advanced Research Projects Agency for development of agents to counteract biological warfare. Second, the Company received a $1 million payment from SmithKline Beecham for expansion of their rights to market a vaccine they are developing for the hepatitis E virus under license from Genelabs.

     Operating expenses increased 3% in 1998, to $17.0 million from $16.5 million in 1997. In 1998, 74% of the operating expenses were in research and development, compared to 73% in 1997. Research and development expenses increased 5% in 1998, to $12.6 million from $12.0 million in 1997. The increase in research and development was due to significantly higher spending on the Company's drug discovery program, partially offset by lower spending on GL701 for SLE. Increased expenditures on the drug discovery program consisted primarily of sourcing chemical compounds as possible DNA- or RNA-binding agents, screening these compounds for DNA- and RNA-binding activity, and characterizing potential drug target binding sites on disease-causing genes. The decreased expenditures on the GL701 program consisted of lower purchases of drug supply necessary for conducting the clinical trials and lower clinical trial costs since the majority of patients had completed their treatment by the end of 1998. General and Administrative expenses decreased

4% in 1998, to $4.3 million from $4.5 million in 1997. The Company anticipates that further declines in general and administrative expenses are unlikely.

     Interest income decreased 26% in 1998, to $1.0 million from $1.4 million in 1997 due to declines in short-term interest rates and lower average balances in the Company's short-term investment accounts.

     In 1998, the Company recorded a $1.6 million gain on the partial sale of an investment in its Taiwan-based affiliate, GBL, offset by $0.2 million of equity in losses through the time of the sale, which occurred during the second quarter of 1998. Since the sale reduced Genelabs' ownership of this company to less than 20%, Genelabs no longer records its proportionate share of this affiliate's income or loss, accounting for the decreased equity in loss compared to 1997.

     Results from the discontinued diagnostics business, GLD, improved to income of $0.1 million in 1998 compared to a loss of $0.3 million in 1997. The improved operating results in 1998 were due to a 1997 charge resulting from a terminated sales agreement in which the customer could not meet its contractual obligations.

1997 COMPARED TO 1996

     The net loss increased 13% in 1997, to $12.9 million from $11.4 million in 1996. The increase in net loss was due to increased research and development expenses and higher losses from the Company's affiliates, which were only partially offset by higher contract revenues.

     Contract revenues increased 55% in 1997, to $3.1 million from $2.0 million in 1996. The increase is attributable to revenue from a research collaboration with DuPont, which was partially offset by a decline in milestone revenue from a separate collaboration.

     Operating expenses increased 12% in 1997, to $16.5 million from $14.7 million in 1996. In 1997, 73% of the operating expenses were in research and development compared to 66% in 1996. Research and development expenses increased 25% in 1997, to $12.0 million from $9.6 million in 1996. The increase in research and development in 1997 compared to 1996 resulted primarily from additional research conducted for a gene-regulating drug discovery collaboration and also from higher development costs as a result of higher patient enrollment in the Company's clinical trials of GL701 for SLE. In 1997, general and administrative expenses decreased 11%, to $4.5 million from $5.1 million in 1996. The decrease in 1997 compared to 1996 was due to a reduction in corporate administrative headcount.

     Interest income increased 13% in 1997, to $1.4 million from $1.2 million in 1996 due to higher average balances in the Company's short-term investment accounts.

     Equity in loss of the Company's Taiwan-based affiliate increased by $0.3 million in 1997 to $0.6 million from $0.3 million in 1996, reflecting costs incurred after this affiliate purchased a pharmaceutical manufacturing facility.

     The 1997 loss of $0.3 million from the Company's diagnostics business was due to a $0.4 million charge resulting from a terminated sales agreement in which the customer could not meet its contractual obligations. Without this charge, operating results would have been income of $0.1 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $20.3 million at December 31, 1998, compared to $21.1 million at December 31, 1997. The $0.8 million decrease in cash, cash equivalents and short-term investments was attributable to $7.6 million cash used in operations and $1.4 million used to purchase research equipment. The net cash used in operations included the expansion of the drug discovery research program and the continuation of the development of GL701 for SLE. The cash uses were partially offset by $4.3 million received on the sale of a portion of the GBL investment, $2.5 million in short-term borrowings, $0.7 million received from issuance of common stock under employee stock plans, and $0.7 million received from the Company's diagnostics subsidiary.

     Genelabs has operated at a loss since its inception and has funded its operations primarily through public and private offerings of its common stock, private offerings of its preferred stock and contract revenues. Due to the net losses, income taxes have not been a significant expense. Genelabs expects to incur substantial additional costs, including research costs for the Company's drug discovery technologies and development costs for GL701. The amount of the additional costs will depend on numerous factors including the progress of Genelabs' research and development programs, the status of its corporate partnerships, results of clinical trials and actions of regulatory agencies.

     The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current and planned operations through 2000, although the Company intends to seek additional funds through corporate collaborations, asset sales or other means prior to such time. The Company anticipates realizing a net loss for this time frame and profitability thereafter is subject to significant uncertainty. Additional funds for the Company's research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000

     The Company has evaluated its computer systems and believes that such systems will function properly with respect to dates in the year 2000 and thereafter. The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers, contractors and collaborators, which is nearly complete and is expected to be completed by mid-year 1999. To date, no problems have been identified. While Genelabs has obtained representations that its key suppliers are year 2000 compliant, the Company cannot provide assurance that their computer systems will adequately handle all year 2000 issues. In addition, there are a few additional suppliers that have not yet indicated their year 2000 readiness. The potential impact and related costs of the year 2000 issue are not expected to be significant at this time, and the Company does not anticipate that these costs will exceed $0.2 million in aggregate, most of which has already been incurred. Genelabs expects to continually assess its year 2000 readiness.

     Certifications from Genelabs' software and hardware providers indicate that Genelabs will not be exposed to any material year 2000 costs, but there can be no assurance of this. While third-party assurances and internal testing are useful in assessing year 2000 issues, neither can provide absolute assurance about whether the Company will experience year 2000 problems and/or costs. The Company currently does not have contingency plans to deal with major year 2000 failures.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Genelabs' exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments. Genelabs considers the risk minimal as the Company maintains a short six to nine-month average maturity, does not use derivative instruments, and places its investments with high quality debt issuers, primarily the U.S. government.

     Genelabs' exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company's investments in its diagnostics subsidiary, GLD, and its Taiwan-based affiliate, GBL, which are both separately identified on the balance sheet. GLD manufactures products in Singapore and its principal sales office is located in Switzerland, but sales are largely denominated in U.S. dollars. Genelabs is attempting to divest both GLD and GBL. Changes in foreign currency exchange rates may impact the proceeds received upon divestiture of Genelabs' investments in these entities, but the Company does not believe that such foreign currency exchange rate changes will materially impact the value reported in the financial statements, even if the changes are significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements are set forth in the "Genelabs Technologies, Inc. Consolidated Financial Statements and Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No.
1 -- Election of Directors " of the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders to be held on June 16, 1999 (the "Proxy Statement"), and the information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by Item 10 is incorporated herein by reference to the section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d) Financial Statements and Schedules.

Reference is made to "Genelabs Technologies, Inc. Consolidated Financial Statements Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K.

(a)(3) and (c) Index to Exhibits.

     The following documents are filed herewith or incorporated by reference herein.

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
         3.01      Registrant's Amended and Restated Articles of Incorporation
                   (incorporated herein by reference to Exhibit 3.01 to
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K")).
         3.02      Registrant's Bylaws, as amended to date.
         4.01      Specimen Certificate for Registrant's Common Stock
                   (incorporated herein by reference to Exhibit 4.01 to
                   Registrant's Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the
                   "Form S-1")).
         4.02      Certificate of Determination of Preferences of Series A
                   Convertible Preferred Stock of Genelabs Technologies, Inc.
                   (incorporated herein by reference to Exhibit 10.37 to
                   Registrant's Form 10-Q for the quarter ended June 30, 1995).
        10.01      Registrant's 1985 Employee Stock Option Plan and related
                   documents, as amended to date (incorporated herein by
                   reference to Exhibit 4.03 to the Registrant's Registration
                   Statement on Form S-8 (File No. 33-81894) filed on July 25,
                   1994 (the "July 1994 Form S-8").
        10.02      Registrant's 1987 Directors Stock Option Plan and related
                   documents, as amended to date (incorporated herein by
                   reference to Exhibit 10.02 to Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1995 (the "1995
                   Form 10-K")).
        10.03      Registrant's 1991 Employee Stock Purchase Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to
                   Registrant's Registration Statement on Form S-8 (File No.
                   333-30083) filed on June 26, 1997).
        10.04      Registrant's 1994 Annual and Long-Term Incentive Based
                   Compensation Program (incorporated herein by reference to
                   Exhibit 4.03 to Registrant's Registration Statement on Form
                   S-8 (File No. 33-85914) filed on November 3, 1994).
        10.05      Amendment to Registrant's 1994 Annual and Long-Term
                   Incentive Based Compensation Program (incorporated herein by reference to Exhibit 10.05 to Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1997 ("the 1997
                   Form 10-K")).
        10.06      Registrant's 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to
                   the Registrant's Registration Statement on Form S-8 (File
                   No. 333-4806) filed on May 7, 1996).
        10.07      Registrant's 1995 Stock Option Plan, as amended to date
                   (incorporated herein by reference to the 1997 Form 10-K).
        10.08      Form of Registrant's Indemnity Agreement entered into by
                   Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).
        10.09      Industrial Net Lease Agreement by and between Registrant and
                   Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit
                   10.06 to the Form S-1).
        10.10      Amendment to Industrial Net Lease Agreement by and between
                   Registrant and Metropolitan Life Insurance Company dated
                   June 17, 1997 (incorporated herein by reference to Exhibit
                   10.36 to Registrant's Form 10-Q for the quarter ended
                   September 30, 1997).

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
        10.11      License Agreement, dated October 2, 1991, by and between
                   Registrant, the University of North Carolina at Chapel Hill
                   and Yale University (incorporated herein by reference to
                   Exhibit 10.16 to the 1991 Form 10-K).*
        10.12      Heads of Agreement, dated August 27, 1992, by and between
                   Registrant and SmithKline Beecham p.l.c. ("Heads of
                   Agreement") (incorporated herein by reference to Exhibit
                   10.19 to the Registrant's Form 10-Q for the quarter ended
                   September 30, 1992).*
        10.13      Second Amendment to Heads of Agreement.**
        10.14      License Agreement, dated May 26, 1993, by and between the
                   Registrant and Boehringer Mannheim America Ltd.
                   (incorporated herein by reference to Exhibit 10.22 to the
                   Registrant's Form 10-Q for the quarter ended June 30,
                   1993).*
        10.15      License Agreement, dated as of October 1, 1993, by and
                   between Registrant and Stanford University (incorporated
                   herein by reference to Exhibit 10.16 to the 1996 Form
                   10-K).*
        10.16      Agreement, dated as of January 26, 1996, by and between
                   Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996 (the "1996
                   Form 10-K")).*
        10.17      Common Stock and Warrant Purchase Agreement, dated as of
                   December 31, 1992, by and between Registrant and Abbott
                   Laboratories (incorporated herein by reference to Exhibit
                   10.19 to Registrant's Annual Report on the 1992 Form 10-K).*
        10.18      Stock Purchase Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., a wholly owned subsidiary of the Registrant, Johnson & Johnson Development
                   Corporation, and Chiron Corporation (incorporated herein by reference to Exhibit 10.34 to Registrant's Form 10-Q for the quarter ended March 31, 1995 (the "1st Quarter 1995 Form
                   10-Q")).*
        10.19      License and Supply Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., Chiron
                   Corporation, and Ortho Diagnostic Systems, Inc.
                   (incorporated herein by reference to Exhibit 10.35 to the
                   1st Quarter 1995 Form 10-Q).*
        10.20      Asset Purchase Agreement, dated as of May 15, 1995, by and between Registrant and Genelabs Diagnostic, Inc.
                   (incorporated herein by reference to Exhibit 10.36 to the
                   1st Quarter 1995 Form 10-Q).*
        10.21      Joint Investment Agreement for formation of Genelabs
                   Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by
                   reference to Exhibit 10.28 to the 1995 Form 10-K).*
        10.22      Technology Transfer Agreement, dated as of November 21,
                   1995, by and between Registrant and Genelabs Biotechnology
                   Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
        10.23      Collaborative Research and License Agreement, dated as of
                   December 13, 1996, by and between Registrant and The DuPont
                   Merck Pharmaceutical Company ("Collaborative Research and
                   License Agreement") (incorporated herein by reference to
                   Exhibit 10.27 to the 1996 Form 10-K).*
        10.24      Second Amendment to Collaborative Research and License
                   Agreement.**
        10.25      Grant from the Space and Naval Warfare Systems Command,
                   sponsored by the Defense Advanced Research Projects Agency, effective as of February 3, 1998 (incorporated herein by
                   reference to the 1997 Form 10-K).

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
        10.26      First Modification to Grant from the Space and Naval Warfare
                   Systems Command.
        23.01      Consent of Ernst & Young LLP, Independent Auditors.
        27         Financial Data Schedules (Exhibit 27 is submitted as an
                   exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
                   Commission).

---------------
 * Confidential treatment has been granted with respect to certain portions of this document.

** Confidential treatment has been requested with respect to certain portions of this document.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

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

                                          GENELABS TECHNOLOGIES, INC.

                                          By:       /s/ IRENE A. CHOW

                                            ------------------------------------
                                                       Irene A. Chow
                                             Chief Executive Officer, President
                                                        and Director

March 26, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Irene A. Chow and James A.D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              PRINCIPAL EXECUTIVE OFFICER:

                   /s/ IRENE A. CHOW                        Chief Executive Officer,     March 26, 1999
  ---------------------------------------------------               President
                     Irene A. Chow                                and Director

      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                  /s/ MATTHEW M. LOAR                        Vice President, Finance     March 26, 1999
  ---------------------------------------------------
                    Matthew M. Loar

                 ADDITIONAL DIRECTORS:

                  /s/ J. RICHARD CROUT                                                   March 26, 1999
  ---------------------------------------------------
                    J. Richard Crout

                /s/ THOMAS E. DEWEY, JR.                                                 March 26, 1999
  ---------------------------------------------------
                  Thomas E. Dewey, Jr.

  ---------------------------------------------------
                    Frank L. Douglas

                 /s/ EDGAR G. ENGLEMAN                                                   March 26, 1999
  ---------------------------------------------------
                   Edgar G. Engleman

                  /s/ ARTHUR GRAY, JR.                                                   March 26, 1999
  ---------------------------------------------------
                    Arthur Gray, Jr.

                    /s/ H. H. HAIGHT                                                     March 26, 1999
  ---------------------------------------------------
                      H. H. Haight

                    /s/ ALAN Y. KWAN                                                     March 26, 1999
  ---------------------------------------------------
                      Alan Y. Kwan

                    /s/ NINA K. WANG                                                     March 26, 1999
  ---------------------------------------------------
                      Nina K. Wang

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 3.02        Registrant's Bylaws, as amended to date.
10.13*       Second Amendment to Heads of Agreement.
10.24*       Second Amendment to Collaborative Research and License
             Agreement.
10.26        Modification to Grant from the Space and Naval Warfare
             Systems Command.
23.01        Consent of Ernst & Young LLP, Independent Auditors.
27.1996      1996 Restated Financial Data Schedule.
27.1997      1997 Restated Financial Data Schedule.
27.1998      1998 Financial Data Schedule.
27.97Q1      1st Quarter 1997 Restated Financial Data Schedule.
27.97Q2      2nd Quarter 1997 Restated Financial Data Schedule.
27.97Q3      3rd Quarter 1997 Restated Financial Data Schedule.
27.98Q1      1st Quarter 1998 Restated Financial Data Schedule.
27.98Q2      2nd Quarter 1998 Restated Financial Data Schedule.
27.98Q3      3rd Quarter 1998 Restated Financial Data Schedule.

---------------
* Confidential treatment has been requested with respect to certain portions of this document.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                            ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................    F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-4
  Consolidated Statement of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........    F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-6
  Notes to Consolidated Financial Statements................  F-7-F-14

     All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 10, 1999

                          GENELABS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Current assets:
  Cash, cash equivalents and short-term investments:
     Cash and cash equivalents..............................  $   3,631    $   4,230
     Short-term investments.................................     16,670       16,869
                                                              ---------    ---------
  Total cash, cash equivalents and short-term investments...     20,301       21,099
  Other current assets......................................        383          713
                                                              ---------    ---------
Total current assets........................................     20,684       21,812
Property and equipment, net.................................      1,401          432
Net assets of diagnostics subsidiary........................      3,372        3,882
Investment in Taiwan-based affiliate........................      1,174        3,658
Other assets................................................        176          141
                                                              ---------    ---------
                                                              $  26,807    $  29,925
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $   2,500    $      --
  Accounts payable and other accrued liabilities............      3,671        3,631
  Accrued compensation and related expenses.................      1,458        1,545
  Unearned contract revenue.................................        745          843
                                                              ---------    ---------
Total current liabilities...................................      8,374        6,019
Long-term obligations.......................................        647          696
                                                              ---------    ---------
Total liabilities...........................................      9,021        6,715
                                                              ---------    ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized, 10 shares convertible Series A issued and outstanding,
     with liquidation preference of $10,000.................      9,682        9,682
  Common stock, no par value, 75,000 shares authorized,
     39,737 and 39,410 shares issued and outstanding at
     December 31, 1998 and 1997,
     respectively...........................................    138,335      137,604
  Accumulated deficit.......................................   (130,497)    (123,892)
  Accumulated other comprehensive income....................        266         (184)
                                                              ---------    ---------
Total shareholders' equity..................................     17,786       23,210
                                                              ---------    ---------
                                                              $  26,807    $  29,925
                                                              =========    =========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998        1997        1996
                                                              -------    --------    --------
Contract revenue............................................  $ 7,800    $  3,115    $  2,006
                                                              -------    --------    --------
Operating expenses:

  Research and development..................................   12,615      12,022       9,647
  General and administrative................................    4,349       4,508       5,063
                                                              -------    --------    --------
          Total operating expenses..........................   16,964      16,530      14,710
                                                              -------    --------    --------

Operating loss..............................................   (9,164)    (13,415)    (12,704)
Interest income, net........................................    1,025       1,377       1,222
                                                              -------    --------    --------
Loss from continuing operations.............................   (8,139)    (12,038)    (11,482)
                                                              -------    --------    --------
Equity in loss of Taiwan-based affiliate, net of $1,645 gain
  on partial sale in 1998...................................    1,422        (577)       (265)
Income/(loss) from discontinued operations of diagnostics
  subsidiary................................................      112        (282)        350
                                                              -------    --------    --------

Net loss....................................................  $(6,605)   $(12,897)   $(11,397)
                                                              =======    ========    ========

Loss per share from continuing operations...................  $ (0.21)   $  (0.31)   $  (0.32)
                                                              =======    ========    ========

Net loss per share..........................................  $ (0.17)   $  (0.33)   $  (0.32)
                                                              =======    ========    ========

Weighted average shares outstanding.........................   39,603      38,983      35,746
                                                              =======    ========    ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES A                                             ACCUMULATED
                                    CONVERTIBLE                COMMON                        OTHER           TOTAL
                                     PREFERRED     COMMON    STOCK TO BE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                       STOCK       STOCK       ISSUED        DEFICIT        INCOME          EQUITY
                                    -----------   --------   -----------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 1995........    $9,682      $115,002     $    --      $ (99,598)       $ 666         $ 25,752
                                                                                                           --------
Comprehensive loss:
Net loss..........................                                            (11,397)                      (11,397)
Foreign currency translation
  adjustment......................                                                              27               27
                                                                                                           --------
         Total comprehensive
           loss...................                                                                          (11,370)
89 shares issued under the
  employee stock purchase plan....                     223                                                      223
711 shares issued under stock
  options.........................                   1,526                                                    1,526
3,169 shares issued upon exercise
  of warrants, net................                  10,313                                                   10,313
700 shares issued and 1,900 shares
  to be issued in a private
  placement, net..................                   2,527       6,953                                        9,480
                                      ------      --------     -------      ---------        -----         --------
BALANCE, DECEMBER 31, 1996........     9,682       129,591       6,953       (110,995)         693           35,924
                                                                                                           --------
Comprehensive loss:
Net loss..........................                                            (12,897)                      (12,897)
Foreign currency translation
  adjustment......................                                                            (877)            (877)
                                                                                                           --------
         Total comprehensive
           loss...................                                                                          (13,774)
124 shares issued under the
  employee stock purchase plan....                     413                                                      413
189 shares issued under stock
  options.........................                     647                                                      647
1,900 shares issued in a private
  placement, net..................                   6,953      (6,953)                                          --
                                      ------      --------     -------      ---------        -----         --------
BALANCE, DECEMBER 31, 1997........     9,682       137,604          --       (123,892)        (184)          23,210
                                                                                                           --------
Comprehensive loss:
Net loss..........................                                             (6,605)                       (6,605)
Foreign currency translation
  adjustment......................                                                             450              450
                                                                                                           --------
         Total comprehensive
           loss...................                                                                           (6,155)
222 shares issued under the
  employee stock purchase plan....                     499                                                      499
105 shares issued under stock
  options.........................                     232                                                      232
                                      ------      --------     -------      ---------        -----         --------
BALANCE, DECEMBER 31, 1998........    $9,682      $138,335     $    --      $(130,497)       $ 266         $ 17,786
                                      ======      ========     =======      =========        =====         ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss.................................................  $ (6,605)   $(12,897)   $(11,397)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization expense.................       437          54         333
     (Income)/loss of discontinued diagnostics
       subsidiary..........................................      (112)        282        (350)
     Equity in loss of Taiwan-based affiliate, net of
       $1,645 gain on partial sale in 1998.................    (1,422)        577         265
  Changes in assets and liabilities:
     Receivables and other current assets..................       330         611        (482)
     Accounts payable, accrued liabilities, accrued
       compensation and long-term obligations..............       (96)      1,088        (498)
     Unearned contract revenue.............................       (98)       (357)      1,200
                                                             --------    --------    --------
  Net cash used in operating activities....................    (7,566)    (10,642)    (10,929)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of securities available-for-sale...............   (24,556)    (19,797)    (43,488)
  Proceeds from sale and maturities of securities
     available-for-sale....................................    24,755      22,063      24,353
  Capital expenditures.....................................    (1,434)       (100)       (165)
  Proceeds from partial sale of Taiwan-based affiliate.....     4,300          --          --
  Net remittances from diagnostics subsidiary..............       678         457         317
  Other....................................................        (7)       (141)        (29)
                                                             --------    --------    --------
  Net cash provided by/(used in) investing activities......     3,736       2,482     (19,012)
                                                             --------    --------    --------
Cash flows from financing activities:
  Payments on long-term obligations........................        --          --      (2,828)
  Proceeds from short-term borrowings......................     2,500          --          --
  Proceeds from issuance of common stock...................       731       8,013      14,589
                                                             --------    --------    --------
  Net cash provided by financing activities................     3,231       8,013      11,761
                                                             --------    --------    --------
Net decrease in cash and cash equivalents..................      (599)       (147)    (18,180)
Cash and cash equivalents, beginning of the period.........     4,230       4,377      22,557
                                                             --------    --------    --------
Cash and cash equivalents, end of the period...............     3,631       4,230       4,377
Cash held in escrow, end of the period.....................        --          --       6,953
Short-term investments, end of the period..................    16,670      16,869      19,135
                                                             --------    --------    --------
Cash, cash equivalents and short-term investments, end of
  the period...............................................  $ 20,301    $ 21,099    $ 30,465
                                                             ========    ========    ========
Supplemental Cash Flow Information:
  Interest paid............................................        --          --    $    170

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company that focuses on the discovery and development of drugs. The Company's principal drug discovery program is based on proprietary enabling technologies for creating gene-specific, small organic, DNA-binding molecules. Related technologies are being applied to the discovery of novel antiviral RNA-binding compounds. The lead development program is in its second phase III clinical trial as a new therapy for systemic lupus erythematosus ("SLE"), following successful completion of the initial phase III trial in 1997.

     The Company also operates a wholly-owned subsidiary, Genelabs Diagnostics Pte. Ltd. ("GLD"), which sells diagnostic tests for infectious diseases primarily in Europe and Asia. In the fourth quarter of 1998, the Company adopted a plan to divest this subsidiary, and accordingly, the operating results of GLD have been segregated from continuing operations and reported separately (see
Note 4). The Company has restated its prior financial statements in order to present the operating results and net assets of GLD as a discontinued operation. Since the restatement is only a change in the manner by which GLD is included in the financial statements, there is no impact on the previously reported net income or shareholders' equity. As a result of the discontinued operation, the Company now operates in one business segment, the discovery and development of pharmaceutical products.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which Genelabs holds a 20% - 50% ownership interest are accounted for on the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

REVENUE RECOGNITION

     Contract revenue consists of revenue from contracts and grants awarded to the Company by corporations and government agencies and is recognized in accordance with the terms of the contracts and grants. Revenue related to research contracts and grants is recognized over the related funding periods for each contract. The Company is generally required to perform research activities as specified in the agreements, and the Company is generally reimbursed based on the costs incurred on the contract. Revenue related to license agreements with non-cancelable, nonrefundable terms and no significant future obligations is recognized upon the execution of the agreements. Revenue from milestone payments is recognized upon the achievement of specified events under collaborative agreements.

     Revenue recognized from several of the Company's grants and collaborations represent 10% or more of total contract revenue. There were three significant sources of revenue which accounted for 45%, 29%, and 13% of total contract revenue in 1998. There were two sources of revenue in the previous two years which accounted for 70% and 15% of total contract revenue in 1997, and 50% and 20% of total contract revenue in 1996.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is the U.S. Dollar. The functional currency of GLD is the Singapore dollar. The Company's share of the net assets in this foreign operation is translated at the exchange rate in effect at year-end and the net operating results are translated at the average exchange rate for the period. Adjustments resulting from the translation of financial statements denominated in foreign currency are reflected in accumulated other comprehensive income, a separate component of shareholders' equity.

STOCK BASED COMPENSATION

     The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

EARNINGS PER SHARE

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 1998, 1997 and 1996 would have included an additional 230,000, 598,000 and 1,273,000 shares, respectively, related to the Company's outstanding stock options, and 3,465,000, 3,333,000 and 3,333,000 shares, respectively, related to the Series A Convertible Preferred Stock.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at time of acquisition that are readily convertible into cash and have insignificant interest rate risk.

     The Company invests funds that are not required for immediate operating needs principally in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1998 and 1997, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in retained earnings. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

CHANGES IN ACCOUNTING STANDARDS

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, although it has no impact on Company's financial position or results of operations. Comprehensive income is comprised of net income and other comprehensive income, which includes certain changes to shareholders' equity that are excluded from net income. Specifically, SFAS No. 130 requires certain foreign currency translation adjustments, which are currently reported in shareholders' equity, to be included in other comprehensive income. Comprehensive income for the years ended December 31, 1998, 1997 and 1996 has been reflected in the Consolidated Statement of Shareholders' Equity to conform to the requirements of SFAS No. 130.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires carrying derivative instruments at their fair value on the balance sheet. Due to the Company's limited use of derivatives, the adoption of SFAS No. 133 did not impact the Company's financial position or results of operations.

 2. AVAILABLE-FOR-SALE SECURITIES

     The following table summarizes the estimated fair value, which approximates cost, of available-for-sale securities at December 31:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
DESCRIPTION:
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................  $12,333   $11,873
Corporate debt securities...................................    4,054     6,043
Asset-backed securities.....................................    1,081       954
Money-market mutual funds...................................       89       228
                                                              -------   -------
                                                              $17,557   $19,098
                                                              =======   =======
BALANCE SHEET CLASSIFICATION:
Included in cash and cash equivalents.......................  $   887   $ 2,229
Included in short-term investments..........................   16,670    16,869
                                                              -------   -------
                                                              $17,557   $19,098
                                                              =======   =======
MATURITY:
Due within one year.........................................  $12,117   $13,890
Due after one year through two years........................    5,440     5,208
                                                              -------   -------
                                                              $17,557   $19,098
                                                              =======   =======

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

 3. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Laboratory equipment........................................  $ 3,384   $ 2,279
Leasehold improvements......................................    4,009     3,819
Office and other equipment..................................    1,682     1,627
                                                              -------   -------
                                                                9,075     7,725
Less accumulated depreciation and amortization..............   (7,674)   (7,293)
                                                              -------   -------
                                                              $ 1,401   $   432
                                                              =======   =======

 4. DISCONTINUED OPERATION -- DIAGNOSTICS SUBSIDIARY

     The Company owns 100% of Genelabs Diagnostics Pte. Ltd. The Company has adopted a plan to divest this subsidiary, and accordingly has accounted for GLD as a discontinued operation. Summarized financial information for GLD is as follows:

                            STATEMENTS OF OPERATIONS

                                                           1998      1997      1996
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Product sales...........................................  $7,905    $9,675    $11,324
Cost of sales...........................................   4,207     5,818      6,177
                                                          ------    ------    -------
Gross margin............................................   3,698     3,857      5,147
Operating expenses......................................   3,586     4,139      4,797
                                                          ------    ------    -------
Net income/(loss).......................................  $  112    $ (282)   $   350
                                                          ======    ======    =======

                                 BALANCE SHEETS

                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS,
                                                              AT DECEMBER 31)
Accounts receivable.........................................  $1,551    $1,855
Inventories.................................................   2,098     2,281
Net property & equipment and other assets...................     716       960
                                                              ------    ------
Total assets................................................  $4,365    $5,096
                                                              ======    ======
Liabilities, principally current............................  $  993    $1,214
Net equity of Genelabs Diagnostics (Pte.) Ltd...............   3,372     3,882
                                                              ------    ------
Total liabilities and net equity............................  $4,365    $5,096
                                                              ======    ======

 5. INVESTMENT IN TAIWAN-BASED AFFILIATE

     At the beginning of 1998 the Company owned 40% of its Taiwan-based affiliate, Genelabs Biotechnology Co., Ltd. ("GBL"), which manufactures and distributes pharmaceutical products for the Asian market. In 1998 the Company reduced its ownership in this affiliate to 16% by not contributing cash during a GBL equity offering and also by selling a portion of its investment. The realized gain of $1.6 million from the sale consisted of $4.3 million in proceeds less its basis of $2.4 million and an accumulated foreign currency translation adjustment of $0.3 million. Concurrent with the reduction in

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

ownership interest to less than 20%, the Company changed its method of accounting for this investment from the equity method to the cost method. GBL's net loss for 1997 and 1996 was $1.5 million and $0.5 million, respectively, and sales were not material. At December 31, 1997, GBL had cash and cash equivalents of $1.6 million, accounts receivable of $1.1 million and property, plant and equipment of $8.8 million for total assets of $11.5 million; liabilities were $1.4 million.

 6. SHORT-TERM BORROWINGS

     At December 31, 1998, the Company's short-term borrowings consisted of a $2.5 million reverse repurchase agreement bearing interest at 5.04%, collateralized by certain U.S. treasury securities held in the Company's short-term investment accounts.

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases its primary office and laboratory facilities under a non-cancelable operating lease which has a term expiring November 2002. The Company is required to pay certain maintenance expenses in addition to monthly rent. The Company also leases certain office and production facilities and laboratory equipment under other non-cancelable operating leases. At December 31, 1998, future minimum lease payments under all operating leases with original terms greater than one year are $1,010,000, $967,000, $928,000 and $859,000 for
1999, 2000, 2001, and 2002, respectively, for a total of $3,764,000, excluding sublease rentals. Total lease expense, net of sublease income, was $953,000, $838,000 and $1,055,000 for 1998, 1997 and 1996, respectively.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect Genelabs' financial position or results of operations. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

 8. SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     In May 2000 the 10,000 outstanding shares of Series A Convertible Preferred Stock can be converted into 49.99% of Genelabs' diagnostics business, if the remainder of this business is purchased by the Preferred Stockholders at its then fair market value. Alternatively, these shares, purchased for $10 million, can be converted into Genelabs common stock at the lesser of the fair market value at the time of conversion or $3.00 per share, but in no event more than 49.99% of Genelabs common stock after the conversion. The Series A Convertible Preferred stockholders are entitled to non-cumulative dividends in preference to common stock dividends at the annual rate of $40 per share, payable quarterly, if declared by the Company's Board of Directors. No dividends have been declared or paid by the Company. Preferred stockholders are entitled to one vote for each share of common stock into which their preferred stock could be converted at the time of voting.

COMMON STOCK

     At December 31, 1998, the Company had 19,777,000 shares reserved for future issues and conversions.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

 9. STOCK-BASED COMPENSATION

     EMPLOYEE STOCK PURCHASE PLAN ("STOCK PURCHASE PLAN"). Employees who meet certain minimum requirements are eligible to participate in the Company's Stock Purchase Plan, for which 1,000,000 shares of Common Stock have been reserved. Eligible employees are entitled to purchase stock at 85% of the price at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Purchases are limited to a maximum of $25,000 per year and employees can contribute up to 10% of total compensation. Through December 31, 1998 and 1997, 663,000 and 451,000 shares, respectively, had been issued under the Stock Purchase Plan. In 1998, the Company terminated the Genelabs Biotechnology Co., Ltd. Employee Stock Purchase Plan and prior to such termination, 24,000 shares had been issued under terms similar to the Stock Purchase Plan.

     STOCK AWARD PLANS. The Company has stock award plans which provide for the issuance of shares of Common Stock to employees and independent contractors who are not officers or directors. There are 700,000 shares of Common Stock reserved for issuance under these plans and through December 31, 1998 and 1997, 106,000 shares had been issued.

     STOCK OPTION PLAN. The Company's stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally may not be granted at prices lower than fair market value on the date of grant and vest over periods ranging from two to four years, with expiration no later than ten years from the date of grant. At December 31, 1998, 419,000 shares were available for future grants.

     Stock option transactions from 1996 through 1998 are summarized as follows:

                                                                              WEIGHTED          RANGE OF
                                                              NUMBER OF        AVERAGE          EXERCISE
                                                               SHARES      EXERCISE PRICE        PRICES
                                                              ---------    ---------------    -------------
Outstanding at December 31, 1995............................  2,966,000         $2.85         $1.25 - $7.06
  Granted...................................................   967,000          $6.01         $3.56 - $9.16
  Exercised.................................................  (758,000)         $2.34         $1.25 - $5.00
  Canceled..................................................  (273,000)         $4.97         $1.25 - $7.62
                                                              ---------         -----         -------------
Outstanding at December 31, 1996............................  2,902,000         $3.83         $1.41 - $9.16
  Granted...................................................   880,000          $4.34         $2.09 - $7.09
  Exercised.................................................  (260,000)         $2.66         $1.41 - $4.81
  Canceled..................................................  (282,000)         $5.02         $2.37 - $8.56
                                                              ---------         -----         -------------
Outstanding at December 31, 1997............................  3,240,000         $3.96         $1.41 - $9.16
  Granted...................................................   626,000          $2.94         $1.78 - $4.38
  Exercised.................................................  (104,000)         $1.97         $1.41 - $2.63
  Canceled..................................................  (340,000)         $4.44         $1.41 - $8.50
                                                              ---------         -----         -------------
Outstanding at December 31, 1998............................  3,422,000         $3.79         $1.41 - $9.16
                                                              =========         =====         =============

     There were options for 1,778,000 and 1,373,000 shares exercisable at December 31, 1997 and 1996, respectively. For options outstanding and exercisable at December 31, 1998, the exercise price ranges and average remaining terms were:

                        NUMBER OF                                             NUMBER OF
                         OPTIONS                              WEIGHTED         OPTIONS           WEIGHTED
RANGE OF EXERCISE    OUTSTANDING AT     WEIGHTED AVERAGE      AVERAGE       EXERCISABLE AT       AVERAGE
     PRICES             12/31/98         REMAINING TERM    EXERCISE PRICE      12/31/98       EXERCISE PRICE
-----------------   -----------------   ----------------   --------------   --------------   ----------------
$1.41 - $2.97..         1,734,000          6.4 years           $2.44          1,212,000           $2.42
$3.03 - $5.81..           892,000          7.8 years           $3.97            325,000           $4.31
$6.19 - $9.16..           796,000          7.1 years           $6.51            547,000           $6.54
  -------------         ---------          ---------           -----          ---------           -----
$1.41 - $9.16..         3,422,000          6.9 years           $3.79          2,084,000           $3.80
  =============         =========          =========           =====          =========           =====

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     DISCLOSURE OF FAIR VALUE OF STOCK OPTIONS. As disclosed in Note 1, Genelabs accounts for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principals require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. Accordingly, for disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate, the Company's management believes that this model does not necessarily provide a representative measure of the fair value of the options actually granted under the Company's stock-based compensation plans. To determine the pro forma disclosure, the Company used the following weighted average assumptions for 1998, 1997 and 1996, respectively: dividend yields of zero, risk-free interest rates of 5.0%, 5.6% and 5.8%, a volatility factor of the expected market price of the Company's common stock of .80, and a one-year expected life of the options after vesting. Based on these assumptions, the weighted-average fair value of options granted during 1998, 1997 and 1996 was $1.70, $2.56, and $3.48, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is expensed ratably over the options' vesting period. If the Company elected to record the fair value estimate of stock options in its financial statements, the net loss for 1998, 1997 and 1996, respectively, would have been $8,168,000, $14,767,000 and $13,072,000 and the net loss per share would have been $0.21, $0.38 and $0.37.

10. COLLABORATIVE AGREEMENTS

     The Company has the following collaborative agreements:

     DuPont Pharmaceuticals Company -- Gene-Regulating Drugs. On January 1, 1997, the Company commenced work under a collaborative research and license agreement with DuPont Pharmaceuticals Company ("DuPont") to develop small molecule gene-regulating drugs. Genelabs is conducting a drug discovery program directed towards a number of target genes, and DuPont plans to develop any drug candidates discovered under this collaboration by Genelabs. Under the terms of the agreement, Genelabs receives research funding, will receive payments for milestones reached and will receive royalties upon commercial sale of products resulting from this collaboration.

     Defense Advanced Research Projects Agency -- Countermeasures to Agents of Biological Warfare. Effective February 1, 1998, the company received a research grant from the Defense Advanced Research Projects Agency ("DARPA") to apply Genelabs' DNA-binding and RNA-binding technologies towards the discovery of drugs that can be used as countermeasures to agents of biological warfare. Under the terms of the grant, Genelabs receives research funding for up to three years and has the right to commercialize any invention it makes during the term of the grant.

     Stanford University -- SLE. The Company has an exclusive licensing agreement with Stanford University for rights to certain U.S. patents covering the development, manufacture and sale of GL701 (dehydroepiandrosterone) for the treatment of systemic lupus erythematosus ("SLE"). Under this agreement, Stanford receives milestone payments based on clinical development goals and will receive royalty payments on sales. A director of Genelabs will also receive a fee based on sales of the product for SLE.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

     Sanofi Diagnostics Pasteur -- HCV Diagnostic. The Company has granted Sanofi Diagnostics Pasteur exclusive and co-exclusive licenses to sell certain HCV products in exchange for royalty payments to Genelabs.

     SmithKline Beecham p.l.c. -- HEV Vaccine. The Company has granted SmithKline Beecham p.l.c. ("SB") exclusive worldwide manufacturing and marketing rights for a hepatitis E virus ("HEV") vaccine. In return, Genelabs receives milestone payments when SB reaches predetermined goals and Genelabs will receive royalties based on sales of licensed HEV vaccine products.

     Chiron Corporation, Ortho Diagnostic Systems, Inc. and Roche Diagnostics GmbH -- HGV. The Company has granted these companies the rights to develop and commercialize hepatitis G virus diagnostic products. In return, Genelabs receives milestone payments when its partners reach predetermined goals and Genelabs receives royalties based on sales of licensed HGV products.

11. INCOME TAXES

     At December 31, 1998, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $104 million and $7 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $2 million and $1 million, respectively. The federal net operating loss and federal and California credit carryforwards expire in various amounts between the years 2000 and 2018. The California net operating loss carryforwards expire in various amounts between the years 1999 and 2003. Under provisions of the Internal Revenue Code the availability of the Company's net operating loss and tax credit carryforwards may be subject to future limitations because of changes in ownership resulting from financing transactions. To date, no restriction in the ability to utilize the Company's carryforwards is anticipated. However, future equity transactions which the Company may enter into could cause ownership changes which may result in substantial limitation, or expiration, of loss and tax credit carryforwards.

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 35,800    $ 33,500
  Research credits.....................................     2,500       2,100
  Capitalized research expenditures....................     1,300       1,300
  Other individually immaterial items, net.............     1,500       2,400
                                                         --------    --------
  Total deferred tax assets............................    41,100      39,300
Valuation allowance for deferred tax assets............   (41,100)    (39,300)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     For 1998, 1997 and 1996, the valuation allowance increased by $1.8 million, $5.7 million and $4.2 million, respectively. Approximately $1.4 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.