Form 10-Q
period 1999-03-31
GENELABS TECHNOLOGIES INC /CA
filed 1999-05-12
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________ .


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


There were 39,780,042 shares of the Registrant's Common Stock issued and outstanding on April 30, 1999.


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31,     December 31,
                                                                     1999          1998
                                                                  -----------    ----------
                                                                  (Unaudited)     (Note)
                              ASSETS
Current assets:
        Cash, cash equivalents and short-term investments:
          Cash and cash equivalents                                $   2,723     $   3,631
          Short-term investments                                      14,324        16,670
                                                                   ---------     ---------
        Total cash, cash equivalents and short-term investments       17,047        20,301
        Other current assets                                             394           383
                                                                   ---------     ---------
Total current assets                                                  17,441        20,684
Property and equipment, net                                            1,654         1,401
Net assets of diagnostics subsidiary                                   3,165         3,372
Investment in Taiwan-based affiliate                                   1,174         1,174
Other assets                                                             163           176
                                                                   ---------     ---------
                                                                   $  23,597     $  26,807
                                                                   =========     =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                                      $   2,000     $   2,500
        Accounts payable and other accrued liabilities                 3,444         3,671
        Accrued compensation and related expenses                        944         1,458
        Unearned contract revenue                                      1,161           745
                                                                   ---------     ---------
Total current liabilities                                              7,549         8,374
Long-term obligations                                                    623           647
                                                                   ---------     ---------
Total liabilities                                                      8,172         9,021
                                                                   ---------     ---------
Shareholders' equity:
        Preferred stock                                                9,682         9,682
        Common stock                                                 138,454       138,335
        Accumulated deficit                                         (132,874)     (130,497)
        Accumulated other comprehensive income                           163           266
                                                                   ---------     ---------
Total shareholders' equity                                            15,425        17,786
                                                                   ---------     ---------
                                                                   $  23,597     $  26,807
                                                                   =========     =========

           See notes to condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                        1999              1998
                                                      --------          --------
Contract revenue                                      $  1,829          $  1,814
                                                      --------          --------

Operating expenses:
          Research and development                       3,108             3,076
          Selling, general and administrative            1,227             1,095
                                                      --------          --------
                Total operating expenses                 4,335             4,171
                                                      --------          --------

Operating loss                                          (2,506)           (2,357)
Interest income, net                                       160               252
                                                      --------          --------
Loss from continuing operations                         (2,346)           (2,105)
Equity in loss of Taiwan-based affiliate                    --              (142)
(Loss)/income from discontinued operations of
  diagnostics subsidiary                                   (31)               33
                                                      --------          --------

Net loss                                              $ (2,377)         $ (2,214)
                                                      ========          ========

Loss per share from continuing operations             $  (0.06)         $  (0.05)
                                                      ========          ========

Net loss per share                                    $  (0.06)         $  (0.06)
                                                      ========          ========

Weighted average shares outstanding                     39,779            39,497
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

                                                                             For the three months ended
                                                                                     March 31,
                                                                             --------------------------
                                                                               1999              1998
                                                                             --------          --------
Cash flows from operating activities:
         Net loss                                                            $ (2,377)         $ (2,214)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                Depreciation and amortization expense                             126                97
                Loss/(income) of discontinued diagnostics subsidiary               31               (33)
                Equity in loss of Taiwan-based affiliate                           --               142
         Changes in assets and liabilities:
                Receivables and other current assets                              (11)             (817)
                Accounts payable, accrued liabilities, accrued
                  compensation and long-term obligations                         (765)             (674)
                Unearned contract revenue                                         416               (94)
                Other                                                              --               (17)
                                                                             --------          --------
         Net cash used in operating activities                                 (2,580)           (3,610)
                                                                             --------          --------
Cash flows from investing activities:
         Purchases of securities available-for-sale                            (1,425)           (2,214)
         Proceeds from sales and maturities of securities
            available-for-sale                                                  3,771             4,240
         Capital expenditures                                                    (366)             (827)
         Net remittances from diagnostics subsidiary                               73               346
                                                                             --------          --------
         Net cash provided by investing activities                              2,053             1,545
                                                                             --------          --------
Cash flows from financing activities:
         Payments on short-term borrowings                                       (500)               --
         Proceeds from issuance of common stock                                   119               254
                                                                             --------          --------
         Net cash (used in)/provided by financing activities                     (381)              254
                                                                             --------          --------
Net decrease in cash and cash equivalents                                        (908)           (1,811)
Cash and cash equivalents, beginning of the period                              3,631             4,230
                                                                             --------          --------
Cash and cash equivalents, end of the period                                    2,723             2,419
Short-term investments, end of the period                                      14,324            14,843
                                                                             --------          --------
Cash, cash equivalents and short-term investments,
   end of the period                                                         $ 17,047          $ 17,262
                                                                             ========          ========


           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. In 1998 the Company adopted a plan to divest Genelabs Diagnostics Pte. Ltd. ("GLD"), its diagnostics subsidiary, and accordingly, the operating results of GLD have been segregated from continuing operations and reported separately. The Company has restated its prior financial statements in order to present the operating results and net assets of GLD as a discontinued operation, changing the manner by which GLD is included in the financial statements but not changing the previously reported net loss or shareholders' equity.

           These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

           These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. COMPREHENSIVE INCOME

           During the three months ended March 31, 1999 and 1998, the Company's comprehensive loss amounted to $(2,480,000) and $(2,078,000), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "believes" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are product development, regulatory approval and manufacturing risks. Additional factors include intellectual property rights, the Company's relationships with its collaborators and potential collaborators, and other factors and risks detailed under the caption "Risk Factors" in the Company's 1998 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

           Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company that focuses on the discovery and development of novel drugs for serious human diseases.

           The aim of the Company's principal drug discovery program is to produce drug candidates targeted to specific disease-causing genes using Genelabs' patented technologies. The Company believes these technologies have the potential to create an entirely new class of pharmaceutical products that work by binding to DNA and changing the level of expression of a specific gene. While traditional drugs typically affect the activity of proteins derived from the expression of genes, Genelabs' drug discovery approach is to target the disease-causing genes directly. Related technologies are being applied to the discovery of novel antiviral RNA-binding compounds.

           The Company's principal drug development program is GL701 for systemic lupus erythematosus ("SLE"), for which two Phase III clinical trials have been conducted. Data from the first Phase III trial demonstrated that GL701 could reduce the use of steroids in steroid-dependent SLE patients with active disease. Data from the second Phase III trial is expected to be available later this summer.

RESULTS OF OPERATIONS - FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

           The net loss was $2.4 million for the three months ended March 31, 1999, compared to $2.2 million for the same period in 1998, an increase of 7%. The $0.2 million increase in net loss in the first quarter of 1999 compared to the first quarter of 1998 was due to higher operating expenses and lower interest income. These were partially offset by no recorded first quarter 1999 equity in loss of Genelabs' Taiwan-based affiliate, GBL, due to the lower percentage ownership in 1999 after the 1998 sale of a portion of this investment.

           Contract revenues increased 1% in the first quarter of 1999 compared to the first quarter of 1998, and were $1.8 million in each quarter. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

           Operating expenses increased 4% in the first quarter of 1999 compared to the first quarter of 1998. In the first quarter of 1999, research and development expenses were 72% of operating expenses compared to 74% of operating expenses in 1998. Research and development expenses increased 1% in the first quarter of 1999, rounding to $3.1 million for both quarters, as increased expenditures on the Company's drug discovery program offset lower clinical trial costs for GL701. General and administrative expenses increased 12% in the first quarter of 1999, to $1.2 million compared to $1.1 million in the first quarter of 1998, primarily due to the Company's expanded business development activities.


LIQUIDITY AND CAPITAL RESOURCES

           The Company had cash, cash equivalents and short-term investment balances totaling $17.0 million at March 31, 1999, compared to $20.3 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations, but also included payments on short-term borrowings and purchases of research equipment. The net cash used in operations included the expansion of the drug discovery research program and the continuation of the development of GL701 for SLE.

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

CERTAIN BUSINESS RISKS

           The following discussion summarizes certain business risks which management believes are particularly relevant at this time. There is more detailed information about the these risks and additional risks under the caption "Risk Factors" in the Company's 1998 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

Clinical trial results of GL701 are unpredictable.

           In 1999, Genelabs expects to announce the preliminary results of its second Phase III trial of GL701 for SLE. Subsequently, once the data analysis is complete, Genelabs will decide whether to continue the development of this drug candidate. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The Company can provide no assurance that the results of this second Phase III trial of GL701 for SLE will be sufficient to support proceeding with a New Drug Application ("NDA") or continuing development of the drug candidate.

Regulatory approvals are uncertain.

           The manufacturing and marketing of the Company's products are subject to rigorous requirements by the U.S. Food and Drug Administration ("FDA") and by comparable agencies in other countries and by state regulatory authorities. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing of GL701 or that the data it obtains in clinical trials will be sufficient to establish its safety and efficacy. The Company has agreements in place for the manufacture of the bulk raw material for GL701 and for the contract manufacture of the finished dosage, but cannot provide assurance that these outside manufacturers will continue to meet the requirements of the FDA. Genelabs can provide no assurance that the FDA will view the results of the Company's Phase III trials of GL701 as sufficient to serve as the basis for filing or approval of an NDA.

Research programs are likely to require additional funds.

           The Company has incurred losses in each year since its inception and has accumulated approximately $133 million in net losses through March 31, 1999, including a net loss of $2.4 million in the quarter ended March 31, 1999. Additional financing may be required to fund the Company's continuing operations and research and development activities, and this may dilute existing shareholders or provide certain rights to Genelabs' assets. The unavailability of additional funds could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

           27.     Financial Data Schedule

(b)  REPORTS ON FORM 8-K

           On March 16, 1999, Genelabs filed a current report on Form 8-K to announce the planned transition of Dr. Irene A. Chow to retirement, her appointment to Chairman of the Board, and the appointment of James A.D. Smith to President.




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENELABS TECHNOLOGIES, INC.
                                   (Registrant)

                                   Principal Executive Officer:

                                   /s/  JAMES A.D. SMITH
Date: May 12, 1999
                                   -------------------------------------------
                                   JAMES A.D. SMITH
                                   President


                                   Principal Financial and Accounting Officer:

                                   /s/  MATTHEW M. LOAR
Date: May 12, 1999
                                   -------------------------------------------
                                   MATTHEW M. LOAR
                                   Vice President, Finance

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule