Form 10-Q
period 1999-06-30
GENELABS TECHNOLOGIES INC /CA
filed 1999-08-11
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.


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


There were 39,852,042 shares of the Registrant's Common Stock issued and outstanding on July 30, 1999.


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 June 30,       December 31,
                                                                   1999             1998
                                                             ---------------   ---------------
                                                                (Unaudited)        (Note)
                                     ASSETS
Current assets:
      Cash, cash equivalents and short-term investments:
        Cash and cash equivalents                               $   2,660         $   3,631
        Short-term investments                                     10,813            16,670
                                                                ---------         ---------
      Total cash, cash equivalents and short-term investments      13,473            20,301
      Other current assets                                            440               383
                                                                ---------         ---------
Total current assets                                               13,913            20,684
Property and equipment, net                                         1,848             1,401
Net assets of diagnostics subsidiary                                2,913             3,372
Investment in Taiwan-based affiliate                                1,174             1,174
Other assets                                                          138               176
                                                                ---------         ---------
                                                                $  19,986         $  26,807
                                                                =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                     $   1,500         $   2,500
      Accounts payable and other accrued liabilities                3,076             3,671
      Accrued compensation and related expenses                     1,124             1,458
      Unearned contract revenue                                       965               745
                                                                ---------         ---------
Total current liabilities                                           6,665             8,374
Long-term obligations                                                 623               647
                                                                ---------         ---------
Total liabilities                                                   7,288             9,021
                                                                ---------         ---------
Shareholders' equity:
      Preferred stock                                               9,682             9,682
      Common stock                                                138,579           138,335
      Accumulated deficit                                        (135,761)         (130,497)
      Accumulated other comprehensive income                          198               266
                                                                ---------         ---------
Total shareholders' equity                                         12,698            17,786
                                                                ---------         ---------
                                                                $  19,986         $  26,807
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

                           GENELABS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     For the three months ended         For the six months ended
                                                               June 30,                          June 30,
                                                     --------------------------         -------------------------
                                                       1999              1998             1999             1998
                                                     ---------         --------         --------         --------
        Contract revenue                              $  2,310         $  1,623         $  4,139         $  3,437
                                                      --------         --------         --------         --------

        Operating expenses:
             Research and development                    3,739            3,173            6,847            6,249
             General and administrative                  1,274            1,242            2,501            2,337
                                                      --------         --------         --------         --------

                Total operating expenses                 5,013            4,415            9,348            8,586
                                                      --------         --------         --------         --------

        Operating loss                                  (2,703)          (2,792)          (5,209)          (5,149)

        Interest income, net                               133              234              293              486
                                                      --------         --------         --------         --------

        Loss from continuing operations                 (2,570)          (2,558)          (4,916)          (4,663)
                                                      --------         --------         --------         --------

        Equity in loss of Taiwan-based
          affiliate, net of $1,645 gain
          on partial sale in 1998                           --            1,564               --            1,422
         Income/(loss) from discontinued
          operations of diagnostics subsidiary            (317)              28             (348)              61
                                                      --------         --------         --------         --------

        Net loss                                      $ (2,887)        $   (966)        $ (5,264)        $ (3,180)
                                                      ========         ========         ========         ========

Loss per share - continuing operations                $  (0.06)        $  (0.06)        $  (0.12)        $  (0.12)
                                                      ========         ========         ========         ========

Net loss per share                                    $  (0.07)        $  (0.02)        $  (0.13)        $  (0.08)
                                                      ========         ========         ========         ========

Weighted average shares outstanding                     39,825           39,554           39,802           39,526
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

                                                                        For the six months ended
                                                                                 June 30,
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
Cash flows from operating activities:
       Net loss                                                         $ (5,264)        $ (3,180)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization expense                            305              189
            Loss/(income) of discontinued diagnostics subsidiary             348              (61)
            Equity in loss of Taiwan-based affiliate                          --           (1,422)
       Changes in assets and liabilities:
            Receivables and other current assets                             (57)             315
            Accounts payable, accrued liabilities, accrued
              compensation and long-term obligations                        (953)            (552)
            Unearned contract revenue                                        220              132
            Other                                                             --               --
                                                                        --------         --------
       Net cash used in operating activities                              (5,401)          (4,579)
                                                                        --------         --------
Cash flows from investing activities:
       Purchases of securities available-for-sale                         (3,000)          (9,820)
       Proceeds from sales and maturities of securities
          available-for-sale                                               8,857            8,620
       Capital expenditures                                                 (714)          (1,022)
       Proceeds from partial sale of Taiwan-based affiliate                   --            4,300
       Net remittances from diagnostics subsidiary                            43              111
                                                                        --------         --------
       Net cash provided by investing activities                           5,186            2,189
                                                                        --------         --------
Cash flows from financing activities:
       Payments on short-term borrowings                                  (1,000)              --
       Proceeds from issuance of common stock                                244              378
                                                                        --------         --------
       Net cash (used in)/provided by financing activities                  (756)             378
                                                                        --------         --------
Net decrease in cash and cash equivalents                                   (971)          (2,012)
Cash and cash equivalents, beginning of the period                         3,631            4,230
                                                                        --------         --------
Cash and cash equivalents, end of the period                               2,660            2,218
Short-term investments, end of the period                                 10,813           18,069
                                                                        --------         --------
Cash, cash equivalents and short-term investments,
   end of the period                                                    $ 13,473         $ 20,287
                                                                        ========         ========


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly-owned subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. In 1998 the Company adopted a plan to divest its diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd. ("GLD"), and accordingly, the operating results of GLD have been segregated from continuing operations and reported separately. The Company has restated its prior financial statements in order to present the operating results and net assets of GLD as a discontinued operation, changing the manner by which GLD is included in the financial statements but not changing the previously reported net loss or shareholders' equity.

        These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.      COMPREHENSIVE INCOME

        During the three months ended June 30, 1999 and 1998, the Company's comprehensive loss amounted to $(2,852,000) and $(676,000), respectively, and for the six months ended June 30, 1999 and 1998, the Company's comprehensive loss amounted to $(5,332,000) and $(2,754,000).

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

        The Company's principal drug development program is GL701 for systemic lupus erythematosus ("SLE"), for which two Phase III clinical trials have been conducted. Data from the first Phase III trial demonstrated that GL701 could reduce the use of steroids in steroid-dependent SLE patients with active disease. Preliminary data from the second Phase III trial is expected to be available later this summer.

RESULTS OF OPERATIONS - SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

        The net loss was $2.9 million for the three months ended June 30, 1999, compared to $1.0 million for the same period in 1998. The $1.9 million increase in net loss in the second quarter of 1999 compared to the second quarter of 1998 was largely due to a $1.6 million gain on the partial sale of Genelabs' investment in its Taiwan-based affiliate during the second quarter of 1998. In addition, there was a net loss at the Company's diagnostics operation in the second quarter of 1999 compared to income in the second quarter of 1998. The results of the diagnostics operation have been treated as a discontinued operation.

        Contract revenues increased 42% in the second quarter of 1999 compared to the second quarter of 1998, increasing to $2.3 million in 1999 compared to $1.6 million in 1998. The increased revenue was primarily due to higher funding levels provided by the Company's Defense Advanced Research Projects Agency ("DARPA") grant. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

        Operating expenses increased 14% in the second quarter of 1999 compared to the second quarter of 1998. In the second quarter of 1999, research and development expenses were 75% of operating expenses compared to 72% of operating expenses in 1998. Research and development expenses increased 18% in the second quarter of 1999, due to increased expenditures on the Company's drug discovery program, primarily related to the DARPA grant, partially offset by lower clinical trial costs for GL701. General and administrative expenses increased 3% in the second quarter of 1999 compared to the second quarter of 1998.

RESULTS OF OPERATIONS - FIRST HALF 1999 COMPARED TO FIRST HALF 1998

        The net loss was $5.3 million for the six months ended June 30, 1999, compared to $3.2 million for the same period in 1998. The $2.1 million increase in net loss in the first half of 1999 compared to the first half of 1998 was largely due to the $1.6 million gain on the partial sale of Genelabs' investment in its Taiwan-based affiliate during the first half of 1998. In addition, there was a net loss of $0.3 million at the Company's diagnostics operation in 1999, compared to income of $0.1 million in 1998. The results of the diagnostics operation have been treated as a discontinued operation. Net interest income declined to $0.3 million in the first half of 1999 compared to $0.5 million in the same period of 1998 due to the Company's lower average cash and short-term investments balance.

        Contract revenues increased 20% in the first half of 1999 compared to the first half of 1998, increasing to $4.1 million in 1999 compared to $3.4 million in 1998. The increased revenue was primarily due to higher funding levels provided by the Company's DARPA grant. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

Operating expenses increased 9% in the first half of 1999 compared to the first half of 1998. In both the first half of 1999 and the first half of 1998, research and development expenses were 73% of operating expenses. Research and development expenses increased 10% in the first half of 1999, as increased expenditures on the Company's drug discovery program, primarily related to the DARPA grant, offset lower clinical trial costs for GL701. General and administrative expenses increased 7% in the first half of 1999 compared to the first half of 1998, primarily due to expanded business development activities in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and short-term investment balances totaling $13.5 million at June 30, 1999, compared to $20.3 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations, but also included payments on short-term borrowings and purchases of research equipment. The net cash used in operations included the expansion of the drug discovery research program and the continuation of the development of GL701 for SLE.

        Genelabs has operated at a loss since its inception and has funded its operations primarily through contract revenues, grants and the sale of equity. Genelabs expects to incur substantial additional costs, including research costs for the Company's drug discovery technologies and development costs for GL701. The amount of the additional costs will depend on numerous factors including the progress of Genelabs' research and development programs, the status of its corporate partnerships, results of clinical trials and actions of regulatory agencies.

        The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its operations through 2000, although the Company intends to seek additional funds through corporate collaborations, asset sales or other means prior to such time. The Company anticipates realizing a net loss for this time frame and profitability thereafter is subject to significant uncertainty. Additional funds for the Company's research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN BUSINESS RISKS

        The following discussion summarizes certain business risks which management believes are particularly relevant at this time. There is more detailed information about these risks and additional risks under the caption "Risk Factors" in the Company's 1998 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

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

        The Company has incurred losses in each year since its inception and has accumulated approximately $136 million in net losses through June 30, 1999, including a net loss of $5.3 million for the first half of 1999. To date the Company has funded its operations from contract revenues, provided through corporate collaborations and government grants, and the sale of equity. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, continuation of existing grants, achievement of performance milestones, and establishment of new contracts and grants. Genelabs may require additional funding for its continuing operations from other sources including the sale of equity, and this may dilute existing shareholders or provide certain rights to Genelabs' assets. The unavailability of additional funds from contract revenues or other sources could delay or prevent the development, testing, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company depends on key employees for the execution of its business plan

        Genelabs' success depends on the services of key employees in executive and research and development positions. The loss of the services of key executives or other employees could have a material adverse impact on Genelabs' ability to execute its business plan.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 5, 1998, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, the "Plaintiffs") filed a Writ of Summons in the High Court of the Republic of Singapore against GLD, the wholly-owned diagnostics subsidiary of Genelabs, and Nagase Singapore Pte. Ltd., GLD's Malaysian distributor. In the Writ, the Plaintiffs allege that GLD has, by making, using and selling HIV-2 Western Blot diagnostic products, infringed a Singaporean patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi. The Plaintiffs are seeking injunctive relief and damages in an unspecified amount. GLD believes that it has substantial defenses and is defending the suit vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 16, 1999, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                           Affirmative           Withheld
                                                              Votes               Votes
1.   Election of the Company's Directors:
                                        Irene A. Chow      34,723,522           1,804,729
                                     J. Richard Crout      34,734,004           1,794,247
                                      Thomas E. Dewey      34,719,497           1,808,754
                                     Frank L. Douglas      34,720,347           1,807,904
                                     Arthur Gray, Jr.      34,726,242           1,802,009
                                          H.H. Haight      34,725,497           1,802,754
                                         Alan Y. Kwan      34,728,597           1,799,654
                                     James A.D. Smith      34,724,876           1,803,375
                                         Nina K. Wang      34,734,804           1,793,447

2. A proposal to approve amendments to the 1995 Stock Option Plan was approved with 16,772,773 affirmative votes, 4,282,862 negative votes, 195,658 abstentions and 15,276,958 broker non-votes. The amendments increased the number of shares reserved for issuance by 2,000,000 shares and changed the number of shares each optionee may be granted for purposes of Section 162(m) of the Internal Revenue Code.

3. A proposal to approve an amendment to the Employee Stock Purchase Plan, increasing the number of shares reserved for issuance by 500,000 shares, was approved with 20,428,173 affirmative votes, 662,079 negative votes, 161,041 abstentions and 15,276,958 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        27.     Financial Data Schedule

(b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENELABS TECHNOLOGIES, INC.
                                             (Registrant)


                                             Principal Executive Officer:


                                             /s/  JAMES A.D. SMITH
Date: August 11, 1999                        -----------------------------------
                                             JAMES A.D. SMITH
                                             President


                                             Principal Financial Officer:


                                             /s/  RICHARD A. WALDRON
Date: August 11, 1999                        -----------------------------------
                                             RICHARD A. WALDRON
                                             Chief Financial Officer


                                             Principal Accounting Officer:


                                             /s/  MATTHEW M. LOAR
Date: August 11, 1999                        -----------------------------------
                                             MATTHEW M. LOAR
                                             Vice President, Finance

EXHIBIT INDEX



Exhibit #           Description
---------           -----------
  27.1              Financial Data Schedule