Form 10-Q
period 1999-09-30
GENELABS TECHNOLOGIES INC /CA
filed 1999-11-08
CIK 874443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                       or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.


                           COMMISSION FILE NO. 0-19222

                           GENELABS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                   CALIFORNIA                                 94-3010150
         (State or other jurisdiction of                    (I.R.S. employer
         incorporation or organization)                   identification number)

        505 PENOBSCOT DRIVE, REDWOOD CITY,                       94063
                  CALIFORNIA                                   (Zip code)
    (Address of principal executive offices)

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


There were 40,011,222 shares of the Registrant's Common Stock issued and outstanding on October 29, 1999.


================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                 -------------    ------------
                                                                  (Unaudited)        (Note)
                                     ASSETS
Current assets:
      Cash, cash equivalents and short-term investments:
        Cash and cash equivalents                                  $   1,729       $   3,631
        Short-term investments                                         9,403          16,670
                                                                   ---------       ---------
      Total cash, cash equivalents and short-term investments         11,132          20,301
      Other current assets                                               570             383
                                                                   ---------       ---------
Total current assets                                                  11,702          20,684
Property and equipment, net                                            1,739           1,401
Net assets of diagnostics subsidiary                                   2,606           3,372
Investment in Taiwan-based affiliate                                   1,174           1,174
Other assets                                                             127             176
                                                                   ---------       ---------
                                                                   $  17,348       $  26,807
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                        $   1,000       $   2,500
      Accounts payable and other accrued liabilities                   2,844           3,671
      Accrued compensation and related expenses                        1,250           1,458
      Unearned contract revenue                                        1,184             745
                                                                   ---------       ---------
Total current liabilities                                              6,278           8,374
Long-term obligations                                                    650             647
                                                                   ---------       ---------
Total liabilities                                                      6,928           9,021
                                                                   ---------       ---------
Shareholders' equity:
      Preferred stock                                                  9,682           9,682
      Common stock                                                   138,823         138,335
      Accumulated deficit                                           (138,280)       (130,497)
      Accumulated other comprehensive income                             195             266
                                                                   ---------       ---------
Total shareholders' equity                                            10,420          17,786
                                                                   ---------       ---------
                                                                   $  17,348       $  26,807
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

                           GENELABS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      For the three months ended        For the nine months ended
                                                            September 30                      September 30
                                                      --------------------------        -------------------------
                                                        1999             1998             1999             1998
                                                      --------         ---------        --------         --------
        Contract revenue                              $  2,003         $  2,478         $  6,142         $  5,915
                                                      --------         --------         --------         --------

        Operating expenses:
             Research and development                    3,189            3,316           10,036            9,575
             General and administrative                  1,087            1,164            3,588            3,491
                                                      --------         --------         --------         --------

                Total operating expenses                 4,276            4,480           13,624           13,066
                                                      --------         --------         --------         --------

        Operating loss                                  (2,273)          (2,002)          (7,482)          (7,151)

        Interest income, net                               106              314              399              800
                                                      --------         --------         --------         --------

        Loss from continuing operations                 (2,167)          (1,688)          (7,083)          (6,351)
                                                      --------         --------         --------         --------

        Equity in loss of Taiwan-based
          affiliate, net of $1,645 gain
          on partial sale in 1998                           --               --               --            1,422
         Income/(loss) from discontinued
          operations of diagnostics subsidiary            (352)             (24)            (700)              37
                                                      --------         --------         --------         --------

        Net loss                                      $ (2,519)        $ (1,712)        $ (7,783)        $ (4,892)
                                                      ========         ========         ========         ========

Loss per share - continuing operations                $  (0.05)        $  (0.04)        $  (0.18)        $  (0.16)
                                                      ========         ========         ========         ========

Net loss per share                                    $  (0.06)        $  (0.04)        $  (0.20)        $  (0.12)
                                                      ========         ========         ========         ========

Weighted average shares outstanding                     39,964           39,668           39,856           39,581
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

                                                                    For the nine months ended
                                                                          September 30,
                                                                   ---------------------------
                                                                     1999              1998
                                                                   ---------         ---------
Cash flows from operating activities:
       Net loss                                                    $  (7,783)        $  (4,892)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization expense                        463               313
            Loss/(income) of discontinued diagnostics                    700               (37)
            subsidiary
            Gain on partial sale of Taiwan-based affiliate                --            (1,422)
       Changes in assets and liabilities:
            Receivables and other current assets                        (187)              290
            Accounts payable, accrued liabilities, accrued
              compensation and long-term obligations                  (1,032)              300
            Unearned contract revenue                                    439               193
            Other                                                         --                --
                                                                   ---------         ---------
       Net cash used in operating activities                          (7,400)           (5,255)
                                                                   ---------         ---------
Cash flows from investing activities:
       Purchases of securities available-for-sale                     (5,565)          (16,435)
       Proceeds from sales and maturities of securities
          available-for-sale                                          12,832            16,479
       Capital expenditures                                             (801)           (1,341)
       Proceeds from partial sale of Taiwan-based affiliate               --             4,300
       Net remittances from diagnostics subsidiary                        44               172
                                                                   ---------         ---------
       Net cash provided by investing activities                       6,510             3,175
                                                                   ---------         ---------
Cash flows from financing activities:
       Payments on short-term borrowings                              (1,500)               --
       Proceeds from issuance of common stock                            488               378
                                                                   ---------         ---------
       Net cash (used in)/provided by financing activities            (1,012)              378
                                                                   ---------         ---------
Net decrease in cash and cash equivalents                             (1,902)           (1,702)
Cash and cash equivalents, beginning of the period                     3,631             4,230
                                                                   ---------         ---------
Cash and cash equivalents, end of the period                           1,729             2,528
Short-term investments, end of the period                              9,403            16,825
                                                                   ---------         ---------
Cash, cash equivalents and short-term investments,
   end of the period                                               $  11,132         $  19,353
                                                                   =========         =========



            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

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

        These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.      COMPREHENSIVE INCOME

        During the three months ended September 30, 1999 and 1998, the Company's comprehensive loss amounted to $(2,522,000) and $(1,745,000), respectively, and for the nine months ended September 30, 1999 and 1998, the Company's comprehensive loss amounted to $(7,854,000) and $(4,499,000).

3.      LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning the regulatory approval process, clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "believes" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are product development, regulatory approval and manufacturing risks. Additional factors include intellectual property rights, the Company's relationships with its collaborators and potential collaborators, and other factors and risks detailed under the caption "Risk Factors" in the Company's 1998 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

        Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company that focuses on the discovery and development of novel drugs for serious human diseases.

        The Company's principal drug development program is GL701 for systemic lupus erythematosus ("SLE"), for which two Phase III clinical trials have been conducted. Based on the results of the first Phase III trial and the preliminary results of the second Phase III trial, Genelabs intends to submit a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA"), and has requested a pre-NDA meeting with the FDA.

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

RESULTS OF OPERATIONS - THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

        The net loss was $2.5 million for the three months ended September 30, 1999, compared to $1.7 million for the same period in 1998. The $0.8 million increase in net loss in the third quarter of 1999 compared to the third quarter of 1998 was largely due to a $1.0 million payment received in the third quarter of 1998 for expansion of hepatitis E virus ("HEV") vaccine rights granted to SmithKline Beecham plc ("SKB"). In addition, there was a larger net loss at GLD, the Company's diagnostics subsidiary, in the third quarter of 1999 compared to the third quarter of 1998. The results of GLD have been treated as a discontinued operation.

        Contract revenues decreased 19% in the third quarter of 1999 compared to the third quarter of 1998, to $2.0 million in 1999 compared to $2.5 million in 1998. The lower revenue was due to the above noted $1 million payment received from SKB in the third quarter of 1998, partially offset by higher funding levels provided by the Company's Defense Advanced Research Projects Agency ("DARPA") grant. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

        Operating expenses decreased 5% in the third quarter of 1999 compared to the third quarter of 1998. In the third quarter of 1999 research and development expenses were 75% of operating expenses compared to 74% in the third quarter of 1998. Research and development expenses decreased 4% in the third quarter of 1999 compared to the same period in 1998 due to lower clinical trial costs for GL701, partially offset by increased expenditures on the Company's drug discovery program, primarily related to the DARPA grant. General and administrative expenses decreased 7% in the third quarter of 1999 compared to the third quarter of 1998.

RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 1999 COMPARED TO FIRST THREE QUARTERS OF 1998

        The net loss was $7.8 million for the nine months ended September 30, 1999, compared to $4.9 million for the same period in 1998. The $2.9 million increase in net loss during the first nine months of 1999 compared to the first nine months of 1998 was largely due to the 1998 gain from the partial sale of Genelabs' investment in its Taiwan-based affiliate. Also contributing to the higher net loss in the first nine months of 1999 was a higher net loss of the Company's diagnostics subsidiary compared to a slight income in 1998. The results of the diagnostics operation have been treated as a discontinued operation.

        Contract revenues increased 4% in the first nine months of 1999 compared to the first nine months of 1998, increasing to $6.1 million in 1999 compared to $5.9 million in 1998. The increased revenue was primarily due to higher funding levels provided by the Company's DARPA grant, partially offset by a decrease in revenues related to the 1998 expansion of HEV vaccine rights granted to SKB. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

Operating expenses increased 4% in the first nine months of 1999 compared to the first nine months of 1998. In the first nine months of 1999 research and development expenses were 74% of operating expenses compared to 73% of operating expenses in the first nine months of 1998. Research and development expenses increased 5% in the first nine months of 1999, as increased expenditures on the Company's drug discovery program were partially offset by lower clinical trial costs for GL701. General and administrative expenses increased 3% in the first nine months of 1999 compared to the first nine months of 1998.

Net interest income declined to $0.4 million in the first nine months of 1999 compared to $0.8 million in the same period of 1998 due to the Company's lower average cash and short-term investments balance. The loss from Genelabs diagnostics subsidiary, treated as a discontinued operation, increased to $0.7 million in the first nine months of 1999 compared to break-even in the first nine months of 1998. The increased diagnostics net loss was due to lower sales of its reagents and its western blot diagnostic products, in addition to costs incurred to defend litigation alleging patent infringement.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and short-term investment balances totaling $11.1 million at September 30, 1999, compared to $20.3 million at December 31, 1998. The $9.2 million decrease in cash, cash equivalents and short-term investments was primarily attributable to $7.4 million cash used in operations, but also included $1.5 million in payments on short-term borrowings and $0.8 million in purchases of research equipment, partially offset by $0.5 million received from the exercise of stock options granted under the Company's Stock Option Plans. The net cash used in operations included the expansion of the drug discovery research program and the continuation of the development of GL701 for SLE.

        Genelabs has operated at a loss since its inception and has funded its operations primarily through the sale of equity, contract revenues and grants. Genelabs expects to incur substantial additional costs, including research costs for the Company's drug discovery technologies and development costs for GL701. The amount of the additional costs will depend on numerous factors including the progress of Genelabs' research and development programs, the status of its corporate partnerships and actions of regulatory agencies.

        The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its planned operations through mid-2000, although the Company intends to seek additional funds through the sale of equity, corporate collaborations, asset sales or other means prior to such time. The Company anticipates realizing a net loss for this time frame and profitability thereafter is subject to significant uncertainty. Additional funds for the Company's research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN BUSINESS RISKS

        The following discussion summarizes certain business risks that management believes are particularly relevant at this time. There is more detailed information about these risks and additional risks under the caption "Risk Factors" in the Company's 1998 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

Regulatory approvals are uncertain.

        In September 1999, Genelabs announced positive results from its second Phase III trial of GL701 for SLE. Based on these preliminary results and the positive results of its first Phase III trial, the Company plans to submit an NDA to the FDA. The manufacturing and marketing of the Company's products are subject to rigorous requirements by the FDA as well as other governmental agencies. Many biopharmaceutical companies have suffered significant setbacks with respect to drugs under development, even after obtaining what they believe to be promising results. Genelabs can provide no assurance that the FDA will view the results of the Company's clinical trials of GL701 as sufficient to serve as the basis for submission or approval of an NDA. While Genelabs has agreements in place for the manufacture of the bulk raw material for GL701 and for the contract manufacture of the finished dosage, the Company cannot provide assurance that these outside manufacturers will continue to meet the requirements of the FDA.

The Company's Research programs are likely to require additional funds.

        The Company has incurred losses in each year since its inception and has accumulated approximately $138 million in net losses through September 30, 1999, including a net loss of $7.8 million for the first nine months of 1999. To date the Company has funded its operations from the sale of equity and from contract revenues provided by corporate collaborations and government grants. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, continuation of existing grants, achievement of performance milestones, and establishment of new contracts and grants. Genelabs may require additional funding for its continuing operations from other sources including the sale of equity, and this may dilute existing shareholders or provide certain rights to Genelabs' assets. The unavailability of additional funds from contract revenues or other sources could delay or prevent the development, testing, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company depends on key employees for the execution of its business plan.

        Genelabs' success depends on the services of key employees in executive and research and development positions. The loss of the services of key executives or other employees could have a material adverse impact on Genelabs' ability to execute its business plan.

Year 2000 issue

        The year 2000 issue is the result of the failure of hardware or software components to properly handle dates that occur on or after January 1, 2000. Genelabs has evaluated its computer systems and believes that they will function properly in the year 2000 and thereafter. The Company has also evaluated the year 2000 readiness of key suppliers, contractors and collaborators, and believes that their systems will also function properly. However, the Company cannot provide assurance that these systems will adequately handle all year 2000 issues. The costs of dealing with the year 2000 issue have largely been limited to internal costs and software upgrades, and have not been significant. The Company estimates that these costs were less than $0.2 million in total, and no additional costs are expected, although Genelabs expects to continue monitoring its year 2000 readiness.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        27.     Financial Data Schedule

(b)  REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENELABS TECHNOLOGIES, INC.
                                      (Registrant)

                                      Principal Executive Officer:

                                      /s/  JAMES A.D. SMITH
Date: November 8, 1999                ------------------------------------------
                                      JAMES A.D. SMITH
                                      President


                                      Principal Financial Officer:

                                      /s/  RICHARD A. WALDRON
Date: November 8, 1999                ------------------------------------------
                                      RICHARD A. WALDRON
                                      Vice President and Chief Financial Officer


                                      Principal Accounting Officer:

                                      /s/  MATTHEW M. LOAR
Date: November 8, 1999                ------------------------------------------
                                      MATTHEW M. LOAR
                                      Vice President, Finance