Form 10-K405
period 1999-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2000-03-30
CIK 874443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                              AS OF MARCH 13,
                                                                   2000
                                                              ---------------
Aggregate market value of the voting stock held by
  non-affiliates of the Registrant..........................   $369,000,000
Number of shares of Common Stock outstanding................     40,731,844

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     All statements in this 10-K that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning regulatory approval, clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, and intellectual property rights. These and additional factors and risks are discussed below, especially under "Risk Factors" at the end of this Item 1. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate gene expression and the development of GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two pivotal clinical trials of GL701 for the treatment of lupus in women, and intend to begin the submission of a New Drug Application for GL701 to the U.S. Food and Drug Administration ("FDA") in the first half of 2000. We intend that significant funding for the discovery and development of our future products would be provided by revenue from the sales of GL701, should it receive FDA approval.

     Our goal is to be the world leader in the development of drugs based on selective regulation of gene expression. Because functions of all cells, tissues and organs are controlled by gene expression and the resulting production of proteins, the potential application of our technology is broad and profound. For example, we may be able to restore proper gene function in disease-causing cells, whether this involves increasing or decreasing the expression level of a specific gene. Our technology would also allow treatment of diseases by selectively promoting the production of specific beneficial proteins in the body. Genelabs owns key patents covering the development of drugs that selectively regulate gene expression by directly binding to DNA, the fundamental material of genes. We have also developed a related technology for the development of proprietary compounds that act directly on the genetic material of viruses to inhibit their replication. By directly acting on the genetic material, we believe these technologies can be applicable to a wide range of indications, including diseases such as cancer and diabetes and diseases caused bacteria and viruses.

     Public and private efforts are expending enormous scientific and financial resources to the sequencing of the human genome, the complete set of human genes, as well as the genomes of many pathogenic organisms. Genelabs' drug discovery efforts will benefit greatly from this ongoing genomic research as the descriptions and functions of specific genes, the intended targets of our potential products, are detailed and better understood. There are many potential advantages of drugs that could selectively regulate gene expression. Because they act at the root cause of disease caused by a malfunctioning specific gene, drugs that selectively regulate gene expression could have therapeutic effects superior to alternative treatments. Because these drugs are intended to act only at the sites of specific genes, they may also have fewer and more acceptable side effects than currently available therapies. In many instances these drugs may be small molecular compounds, which means they may be orally administered. Drugs that selectively regulate gene expression may also have advantages in the cost and time of their development and cost of manufacture, especially in comparison to protein-based drugs.

     In addition to our internal research efforts, Genelabs licensed GL701 from Stanford University and has developed it into a near-term product opportunity as a treatment for SLE. There are approximately 200,000 lupus patients in the United States and over a million worldwide. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs. It primarily affects women, many of whom experience initial symptoms when they are in their late teens or early twenties. There is no known cure for lupus and currently approved drug treatments are inadequate. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients. If approved by the FDA, GL701 will be the first new treatment for this debilitating disease in 40 years. Genelabs believes GL701 is ideally suited as the Company's first pharmaceutical product because it addresses a clear, unmet medical need in an area for which no current therapies compete or are being actively promoted. In addition, infrastructure requirements for launching GL701 are relatively minor compared to those needed for other new drugs, since a concentrated physician specialty treats most lupus patients. Therefore, Genelabs plans to commercially introduce GL701 to the U.S. market itself, and to commercialize GL701 elsewhere in the world through partnerships or licensing arrangements with major pharmaceutical companies.

     The Company believes that Genelabs is uniquely positioned in the biopharmaceutical industry with both a near-term drug candidate that has completed clinical trials and a proprietary and potentially industry-changing approach to drug discovery.

DRUG DISCOVERY PROGRAM

  DNA-Binding

     The tissues and organs of the human body are made up of cells that perform different functions. Cells operate as biological factories producing proteins such as hormones, cytokines, cell receptors, and enzymes that perform critical functions in maintaining human health. The malfunctioning of cells and the inappropriate production in the amount or types of proteins can cause or predispose humans to disease. The overproduction or underproduction of certain proteins, hormones, growth factors and tumor suppressors can lead to diseases and health deficiencies including diabetes, cancer, and cardiovascular and neurological diseases. The regulation of protein production and, thereby, cell function is a promising approach to the treatment of many human diseases.

     The production of each protein is directed, or encoded, by a specific gene. In the nucleus of every human cell are the chromosomes containing the same set of approximately 140,000 genes, referred to as the human genome. However, in any individual human cell, only about 10,000 of the genes, a subset distinct for that cell type, are activated or expressed to produce their encoded proteins. Regulatory elements of genes determine in which cells of the body a gene is expressed. Therefore, a typical human cell will produce approximately 10,000 different proteins, and distinct cell types produce different sets of proteins, some of which may be exclusive to a particular type of cell. The body's production of insulin, for example, takes place only in the beta cells in the pancreas despite the fact that the gene encoding insulin exists in all cells.

     Gene expression controls functions of all cells, tissues and organs. The regulatory region of a gene is the site responsible for controlling gene expression and is therefore an attractive target for drug intervention. The operation of the gene's regulatory region is controlled by specialized proteins in cells called transcription factors. Transcription factors recognize and bind to specific DNA sequences in the regulatory region, and determine whether the gene "turns on" or "turns off" the production of its specific functional protein. A disruption in the level or proper function of one or more transcription factors can lead to inappropriate gene expression and, in turn, to disease. Drugs that could bind to specific genes, control their expression, and restore the proper function of cells would have significant therapeutic benefits.

     The objective of the Company's DNA-binding research program is to create this new class of drugs. The Company has created proprietary technologies to design drugs that selectively regulate gene expression by binding to the gene-specific DNA sequences adjacent to or overlapping the regulatory binding site of key transcription factors. When a drug binds to this specific DNA sequence, the transcription factor is knocked off of the gene's regulatory region, and gene expression is changed. This can be selectively done with transcription factors that are either promoting ("turning on") or suppressing ("turning off") the expression of specific genes. Genelabs has issued U.S and foreign patents covering this technology, including regulation of gene expression by binding small molecular compounds to the gene-specific sites adjacent to or overlapping the transcription factor binding sites, which are not gene-specific.

     Genelabs' DNA-binding drug discovery program is enabled by an integrated platform of technologies that include:

     - Gene promoter analysis for discovering and validating key DNA sequences involved in controlling the expression of disease-causing genes. This analysis determines the specific DNA sequence targets for which Genelabs will design a drug.

     - High-throughput screening of random and structure-biased chemical libraries to select small DNA-binding molecules, or drug subunits, that are the building blocks for Genelabs' drug candidates.

     - Multiple proprietary and nonproprietary assay systems, including Genelabs' proprietary Merlin(TM) assay system, for identifying the DNA sequence-binding preferences of the DNA-binding molecules. These assays characterize the specific DNA sequences to which the compounds will bind.

     - Chemistry capabilities for generating additional DNA-binding drug subunits and for combining the DNA-binding molecules in multiple combinations to create molecules that bind to longer and thereby more gene-specific DNA targets.

     - Generation of lead compounds using cell-based assays to validate the effects of a DNA-binding molecule against a specific gene target.

     The initial phase of the drug discovery process utilizes Genelabs' expertise and proprietary technologies to identify and characterize small molecules that bind to short sections of DNA. A database of information on these molecules' DNA-binding properties forms the basis for selecting drug candidate subunits. In the next phase, based on information about the DNA sequences of disease-causing genes, the Company links these small molecules together in selected combinations to form potential drug candidates that bind to longer and thereby more gene-specific DNA targets. Genelabs believes that its potential drug candidates will be sufficiently gene-target specific to produce the desired therapeutic effect with minimal toxicity.

     To date, the Company's technologies have identified DNA sequence-binding preferences for many molecules. Several compounds have been designed and synthesized from these molecules. In addition, the Company has performed tests that demonstrated predicted effects on the expression of target genes. In these tests, Genelabs' scientists engineered a drug candidate-binding DNA sequence into the regulatory site of a test gene and inserted the engineered test gene into cultured human cells, the results of which demonstrated a dose dependent alteration in the expression of the targeted test gene. Tests performed in unaltered bacterial cells on similar binding sites also demonstrated alterations in the expression of test genes. These data demonstrated that the potential drug candidates affect the targeted gene and are not toxic at the levels shown to alter the gene's protein production.

     Genelabs has identified key DNA sequences in several commercially attractive disease-related genes that are likely to be effective drug targets, including breast cancer, autoimmune diseases, hepatitis B virus and vancomycin resistant enterococci. Many of the Company's discoveries regarding these sequences are novel and Genelabs has filed, and intends to file, patent applications covering the discoveries, as appropriate. The Company is actively engaged in synthesizing drug candidates that may alter the expression of these medically important gene targets.

     Genelabs believes that drugs based on its proprietary DNA-binding technology would have significant advantages compared to other methods of attempting to control gene expression. Other drugs that target transcription factors, or that target other intracellular regulatory proteins controlling the role and activities of transcription factors, could undesirably affect the expression of other genes or create unforeseen consequences in important cellular functions. Transcription factors are typically not gene-specific, and any one of them may bind to and contribute to the regulation of the expression of hundreds of different genes. Furthermore, several transcription factors may be involved in the expression of any given gene.

  RNA-Binding

     In addition to its DNA-binding drug discovery approach, described above, the Company has related RNA-binding technologies. These RNA-binding technologies utilize Genelabs' long-standing expertise in viral discovery, which led to the discovery of several previously unidentified viruses such as hepatitis E and hepatitis G. Due to the structural similarity of DNA and RNA, the Company has built upon its DNA expertise and created RNA-binding technologies utilizing related chemistries, but addressing entirely different therapeutic areas with similarly large markets. The aim of Genelabs' RNA-binding technology is to create drugs that directly attack the double-stranded RNA structure uniquely present during the replication of certain viruses, and thereby prevent their reproduction. There are numerous viral targets that could be addressed by this approach, such as influenza and hepatitis C.

     Certain viruses generate long sequences of double-stranded RNA during replication that are not found in uninfected human cells. Double-stranded RNA is essential for the life cycle of these viruses, and is also a biological trigger for host defense systems such as interferon production. Because Genelabs' compounds target the structure, not the specific sequence, of double-stranded RNA, Genelabs believes that drugs designed using its technology could be broad spectrum antiviral compounds effective in the treatment of multiple viral based diseases.

     Through its DNA- and RNA-binding technologies, the Company believes it has entirely new approaches to identifying therapeutics for disease intervention. The Company's strategy is to identify, develop and commercialize a broad portfolio of drug candidates from these technologies.

     The Company is in its third year of a three-year research grant from the Defense Advanced Research Projects Agency ("DARPA") to apply Genelabs' DNA-binding and RNA-binding technologies to the discovery of drugs that can be used as countermeasures to agents of biological warfare. Genelabs receives research funding and has the right to commercialize any invention it makes under the grant. The Company and DuPont Pharmaceuticals Company ("DuPont") were parties to a collaborative research and license agreement entered into at the end of 1996 which provided funding over three years. This agreement was terminated by DuPont at the end of 1999 and provides for certain ongoing cross licenses between the parties, milestone payments and royalties related to technology covered under the agreement.

DRUG DEVELOPMENT PROGRAM: GL701 FOR SYSTEMIC LUPUS ERYTHEMATOSUS

     Genelabs has successfully completed two Phase III clinical trials involving 572 women for its near-term product opportunity, GL701 for SLE. The FDA has granted Fast Track designation to GL701 for SLE and has also granted GL701 orphan drug status. These designations provide for expedited submission and review of a New Drug Application and allow up to seven years of U.S. marketing exclusivity. Genelabs plans to commercially introduce GL701 to the U.S. market itself, and to commercialize GL701 elsewhere in the world through partnerships or licensing arrangements with major pharmaceutical companies. Genelabs plans to file a New Drug Application ("NDA") with the FDA in 2000.

     According to various industry sources, lupus affects approximately 200,000 patients in the U.S., and Genelabs believes that there are at least one million patients worldwide. Lupus is a severe, chronic and frequently debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and nervous system. In the U.S., there have been no new products approved for the treatment of lupus in 40 years, and the current treatments are usually inadequate, due either to limited benefits or to severe adverse side effects. GL701, Genelabs' therapeutic candidate for SLE, is a pharmaceutical formulation designed for oral administration that contains highly purified prasterone (the synthetic equivalent of dehydroepiandrosterone or "DHEA", a naturally occurring hormone) as the active ingredient. Genelabs has exclusive rights under U.S. patents granted to Stanford University for the use of DHEA to treat SLE.

  Clinical Rationale behind GL701

     GL701 provides an external source of DHEA, which is the most abundant steroid hormone produced by the adrenal glands, testes, ovaries, and brain. Lupus patients generally have abnormally low levels of DHEA (approximately 50%), and studies have shown that hormonal influences play a role in the development and progression of the disease. Early studies at Stanford University indicated that oral use of DHEA could be effective and safe for the treatment of SLE. A Phase II clinical study conducted at Stanford University in 1993 and published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients' own assessments, the physicians' clinical assessments and a commonly accepted disease activity index, while placebo-treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients.

  Genelabs Clinical Trial Results

     Since licensing GL701 from Stanford in 1993, Genelabs has successfully completed two Phase III double-blind, placebo controlled clinical trials of GL701 for lupus. The first of these Phase III trials, completed in 1997, evaluated GL701's ability to reduce steroid dependency in women with mild to moderate lupus. All 191 women with SLE in this trial previously required prednisone or other steroids for their treatment. Patients in the trial received daily doses of 200 mg of GL701, 100 mg of GL701 or placebo for seven to nine months. Data presented to the American College of Rheumatology on behalf of the Company showed that patients who received 200 mg daily doses of GL701 achieved the study's primary endpoint at a higher rate than patients who received placebo. The primary endpoint of this study was a sustained reduction in steroid dose to 7.5 mg per day or less (i.e., physiologic levels equivalent to those normally produced by the adrenal glands). The beneficial effect was most evident in the 137 lupus patients with active disease, defined as those patients with a Systemic Lupus Erythematosus Disease Activity Index ("SLEDAI") score greater than 2 at study entry. Among these patients, 51% of those who received daily doses of 200 mg of GL701 achieved the primary endpoint compared to 29% of those who received placebo (p = 0.03).

     The second Phase III study, completed in 1999, evaluated GL701's ability to improve or stabilize clinical outcome and disease symptoms in women with active lupus. The 381 women with SLE enrolled in this trial were randomized to receive either an oral dose of 200 mg of GL701 or placebo once a day for 12 months. In this trial, treatment with GL701 demonstrated a consistent pattern of efficacy across a number of primary and secondary variables. Patients treated with GL701 showed a 35% greater rate of response than the placebo group: 66% of GL701 patients responded to treatment compared to 49% of placebo patients. This improvement in response was statistically significant (p = 0.005) and was the protocol-specified primary endpoint, defined as improvement or stabilization in all four scoring instruments measured, with no clinical deterioration. The scoring instruments were SLEDAI, Systemic Lupus Activity Measure, Krupp Fatigue Severity Score, and Patient Global Assessment. Because of the inherent variability in these scoring instruments, the classification of a patient as a responder allowed for a slight deterioration in any of the four scores from baseline.

     The advantage of GL701 over placebo was consistent among secondary efficacy variables. A serious manifestation of SLE called flare, characterized by increased disease severity, occurred among 24% fewer patients who received GL701 than those who received placebo. In addition, certain specific symptoms associated with SLE occurred less frequently among GL701 recipients, including muscle pain, nasal and mouth ulcers and hair loss. Finally, in a subset of patients who had been taking steroids for at least six months prior to entering the study and who were eligible for bone density measurements using Dual X-ray Absorptiometry, the study showed that GL701 increased bone density. Since many lupus patients are currently on steroids and steroids are known to decrease bone density, potentially leading to osteoporosis, GL701 may provide benefits beyond the immediate symptoms of lupus. Adverse events related to taking this hormone were mild and expected and included acne, facial hair growth, hormonal changes and a reduction in HDL cholesterol.

     Both clinical trials showed GL701 to be well tolerated by patients. Incorporating the results of both of these trials, Genelabs plans to complete its submission of an NDA for GL701 for SLE in the second half of 2000.

INVESTMENTS AND PARTNERED PROGRAMS

     Novel Viruses Discovered by Genelabs - In connection with its discovery of the hepatitis E virus ("HEV"), Genelabs has granted SmithKline Beecham p.l.c. ("SB") an exclusive worldwide royalty-bearing license to make, use and sell an HEV vaccine. SB is developing this vaccine and has successfully completed two Phase I trials, showing the vaccine to be safe and immunogenic. In collaboration with Walter Reed Army Institute of Research and the National Institutes of Health, SB plans to begin a Phase II trial of this vaccine candidate. In addition to SB's vaccine license, Genelabs has granted Abbott Laboratories a royalty-bearing, non-exclusive worldwide license to develop and commercialize diagnostic products for HEV.

     In connection with its discovery of the hepatitis G virus ("HGV"), Genelabs has entered into royalty-bearing license agreements with Roche Diagnostics GmbH and Chiron Corporation and Ortho Diagnostic Systems Inc. to develop and commercialize diagnostic products for HGV. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV. Additionally, there are currently no assays developed for screening the blood bank supply.

     In connection with its discovery of certain polypeptide regions of the hepatitis C virus ("HCV"), Genelabs has entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, acquired by Bio-Rad Laboratories, Inc. in late 1999. The Chiron and Ortho agreements referred to above also contain certain rights under Genelabs' HCV patents.

     Minority Investment in Taiwan-based Biopharmaceutical Company -- Genelabs holds a 12% equity interest in a Taiwan-based company, Genelabs Biotechnology Co. Ltd. ("GBL"), which develops, manufactures and distributes pharmaceutical products in Asia. GBL holds the Asian rights to market GL701, except for Japan, and is conducting a Phase II clinical trial of Genelabs' anti-cancer compound GL331.

     GL331: Cancer -- The University of North Carolina at Chapel Hill and Yale University have granted Genelabs a license covering certain compounds, including GL331, a topoisomerase II inhibitor under development as a potential treatment for certain cancers. In laboratory and animal tests, GL331 has demonstrated anti-cancer activity against malignant cells that had already developed resistance to chemotherapeutic agents most frequently used for the treatment of small cell lung cancer. Genelabs completed a Phase I human clinical safety study at M.D. Anderson Cancer Center in Houston, Texas, which determined the maximum tolerable dose of the drug. Genelabs licensed Asian marketing rights, excluding Japan, to GBL, and GBL is conducting a Phase II study of this compound in patients with small cell lung cancer. If the results of this study are positive, Genelabs plans to further develop GL331.

     Asthma Genomics Program -- The Company's scientists have isolated certain novel genes on human chromosome 5 in a region that has been genetically linked to asthma. Patent applications have been filed in the U.S. and internationally to claim these novel sequences and Genelabs has entered into a pilot research collaboration with a major pharmaceutical company in order to investigate the relevance of these genes to asthma. This pilot research collaboration only partially funds this program, and if Genelabs is not successful in securing additional external funding, the program is likely to be terminated.

PATENTS AND LICENSES

     The Company seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. Genelabs owns 32 issued U.S. patents, 9 of which cover its novel drug discovery technologies. The remaining 23 issued U.S. patents cover GL701, the Company's HEV and HGV discoveries, immunomodulatory genes, and other proprietary technologies. Genelabs also owns 47 international patents that cover similar claims to its U.S. patents. In addition, Genelabs possesses many pending patent applications covering the Company's novel drug discovery technologies and other proprietary technologies, but Genelabs cannot estimate how many of these pending patent applications will be granted as patents. The Company also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties.

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

EMPLOYEES

     As of December 31, 1999, the Company had 93 full-time employees. 72 employees were involved in research and development, and 21 were in administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

                                  RISK FACTORS

     There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to the other information in this 10-K.

     - Regulatory approvals are uncertain

     - Market acceptance of GL701 is uncertain

     - Genelabs has limited sales, marketing and distribution capabilities and experience

     - The Company is dependent on outside manufacturing and supplier sources

     - Clinical trial results are unpredictable

     - Research programs will require additional funds

     - Genelabs is in an early stage of development

     - The Company depends on key employees for the execution of its business plan

     - Competition in biotechnology is intense

     - Patent and trade secret protection is uncertain

     - The Company's stock price is volatile

     A more detailed discussion of each of these risk factors follows.

REGULATORY APPROVALS ARE UNCERTAIN

     The production and marketing of the Company's products are subject to rigorous requirements by the FDA as described in more detail under the caption "Government Regulation" in Item 1 of this Form 10-K, and also by comparable agencies in other countries and by state regulatory authorities. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for proposed indications or that the data it obtained in clinical trials will be sufficient to establish the safety and efficacy of its products. In particular, Genelabs can provide no assurance that the FDA will view the results of the Company's Phase III trials of GL701 as sufficient to serve as the basis for approval of an NDA.

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

MARKET ACCEPTANCE OF GL701 IS UNCERTAIN

     A number of factors may affect the rate and depth of market acceptance of GL701 for SLE. Among these factors are the availability of third-party reimbursement, the price of GL701 relative to other drugs for SLE treatment, the perception by physicians and other members of the health care community of the efficacy and safety of GL701, and the effectiveness of the sales and marketing efforts by Genelabs. In addition, side effects or unfavorable publicity concerning GL701 or other drugs on the market could have a material adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance.

     GL701 contains highly purified prasterone, the synthetic equivalent of DHEA, as the active ingredient. Products containing synthetic forms of DHEA are currently being marketed by others as dietary supplements. DHEA is an androgenic hormone produced by the body and is not a component of the diet. The Company's position is that this hormone should be classified as a drug and be subject to regulation and approval by the FDA. The Company has submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. The Company has also submitted documentation to the Drug Enforcement Administration ("DEA") requesting clarification of DHEA's status as an anabolic steroid. However, to date the FDA and DEA have taken no action to limit or regulate the sale of these products, and no assurance can be given as to the willingness or ability of the FDA or DEA to do so in the future. In the event that GL701 receives FDA approval, the concurrent sale of these products could adversely affect the market for or the selling price of GL701.

GENELABS HAS LIMITED SALES, MARKETING AND DISTRIBUTION CAPABILITIES AND
EXPERIENCE

     The Company has only limited sales, marketing and distribution capabilities, and has never commercially introduced a product to the market. If the Company successfully develops any new products, including GL701, Genelabs must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market the product directly, or Genelabs must rely on larger pharmaceutical companies to market its products. The Company expects to incur significant expenses in developing, training, maintaining and managing its sales organization. The cost of establishing and maintaining the sales force may exceed GL701 product revenues and the Company's direct marketing and sales efforts may not be successful.

THE COMPANY IS DEPENDENT ON OUTSIDE MANUFACTURING AND SUPPLIER SOURCES

     The Company has no internal manufacturing capabilities for pharmaceutical products and is entirely dependent on contract manufacturers to manufacture clinical and, if successfully developed, commercial-scale quantities of GL701 pursuant to supply agreements. There can be no assurance that these third party manufacturers will meet or continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's submission of an NDA will be subject to the establishment of a commercial formulation and manufacturing process. As manufacturing process development and formulation activities are ongoing throughout the development process, the Company may encounter difficulties at any time that could result in delays in clinical trials, regulatory submissions and commercialization of its products, or cause potential negative financial and competitive consequences.

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products by a third party manufacturer. In particular, the active ingredient for GL701 currently is supplied to the Company by a limited number of sources. In addition, currently the company has a single manufacturer to supply the finished product. The disqualification or loss of this manufacturer or one of these suppliers could have a material adverse effect on the Company because of difficulties and costs in obtaining and qualifying alternate suppliers. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources or an interruption in supply could impair the Company's ability to manufacture and market its products. If Genelabs is unable to renew or extend an agreement with a manufacturer or supplier, if an existing agreement is terminated, or if a third party manufacturer or supplier otherwise cannot meet our needs for a product, the Company may not be able to obtain an alternative source of manufacture or supply. This could have a material adverse effect on the Company's business, financial condition and results of operations.

CLINICAL TRIAL RESULTS ARE UNPREDICTABLE

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and initial clinical trials of products under development by the Company may not be predictive of results that will be obtained in large-scale testing. The Company cannot ensure that clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. The safety and efficacy of a therapeutic product under development by the Company, such as GL701, must be supported by extensive data from clinical trials. Many biopharmaceutical companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The Company can provide no assurance that any additional clinical trials conducted for GL701 will support other potential uses of the product or be sufficient to support additional label indications or continuing development of the drug candidate.

RESEARCH PROGRAMS WILL REQUIRE ADDITIONAL FUNDS

     The Company has incurred losses in each year since its inception and has accumulated approximately $143 million in net losses through December 31, 1999, including a net loss of $12.8 million in 1999. The Company anticipates realizing a net loss at least until 2001, and profitability thereafter is subject to significant uncertainty. Genelabs cannot provide assurance that revenues will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing will be required to fund the Company's continuing operations and research and development activities. This financing may dilute existing shareholders or provide certain rights to Genelabs' assets.

     Genelabs' fundraising strategy is to sell additional equity in order to have the necessary resources to commercially launch GL701. If financing arrangements contemplated by management are not completed, the Company may have to seek other sources of capital or reevaluate its operating plans. Longer-term, the Company plans to fund its operations principally from revenue from sales of GL701, should it receive FDA approval. However, there can be no assurance that the Company will ever be able to generate revenue from sales of GL701. Genelabs is currently pursuing foreign GL701 licensing agreements, but can provide no assurance that license agreements can be obtained on acceptable terms, if at all. Genelabs can provide no assurance that it will be able to find buyers willing to purchase its equity or license its products or technology on commercially favorable terms, if at all.

     The unavailability of additional funds through the above-described potential financing sources will delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and technologies and would have a material adverse effect on the Company's business, financial condition and results of operations.

GENELABS IS IN AN EARLY STAGE OF DEVELOPMENT

     Genelabs' product candidates have never been sold commercially and its drug discovery technologies are at an early stage of development. The Company's technologies, including the DNA and RNA-binding technologies, have not been proven to have a therapeutic effect and are still under development. There can be no assurance that these technologies or any of the Company's product candidates resulting therefrom will be successfully developed.

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

THE COMPANY DEPENDS ON KEY EMPLOYEES FOR THE EXECUTION OF ITS BUSINESS PLAN

     Genelabs success depends on the services of key employees in executive and research and development positions. The loss of the services of key executives or other employees could have a material adverse impact on Genelabs' ability to execute its business plan.

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

     GL701 is a pharmaceutical formulation designed for oral administration that contains DHEA as the active ingredient. DHEA is a compound that has been in the public domain for many years, and even though the Company has obtained U.S. patents relating to the use of DHEA to treat SLE and reduce steroid dosage in lupus patients, the compound itself cannot be patented.

     There may be intellectual property owned by third parties that is important to Genelabs' drug discovery programs or for other indications for GL701 of which Genelabs is not currently aware. Furthermore, in the future others may obtain patents or develop proprietary rights necessary or useful for the operation of Genelabs' business. Certain of these potentially competing patents or rights may be sufficiently broad to prevent or delay the Company from practicing its technology, and Genelabs may need to obtain licenses under these patents.

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

THE COMPANY'S STOCK PRICE IS VOLATILE

     The market price of the Company's common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. A variety of events can impact the stock price. Several of the events concerning Genelabs that can impact the price are discussed in this Risk Factors section. Numerous events occurring outside of Genelabs' control may also impact the price of Genelabs common stock. Securities class action lawsuits have been brought against other companies following periods of volatility in the market price of their common stock. This type of litigation, if brought against Genelabs, could result in substantial costs and diversion of management's time, which could materially affect our business plan, financial condition and results of operations.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

     The Company owns 100% of the common stock of Genelabs Diagnostics Pte. Ltd. ("GLD") through a series of separate domestic and foreign corporations. On October 2, 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. On October 5, 1998, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, the "Plaintiffs") filed a Writ of Summons in the High Court of the Republic of Singapore against GLD and Nagase Singapore Pte. Ltd., GLD's Malaysian distributor. In the Writ, the Plaintiffs allege that GLD has, by making, using and selling HIV-2 Western Blot diagnostic products, infringed a Singaporean patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi (acquired by Bio-Rad Laboratories, Inc. in late 1999). The Plaintiffs are seeking injunctive relief and damages in an unspecified amount. On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed the patent. Although the court has not yet ruled on the amount of damages and GLD has appealed the decision, High Court decisions are generally affirmed on appeal in Singapore. Affirmation of the finding and assessment of damages against GLD would have a significant negative impact on GLD, including the possibility that the damages assessed could exceed the net assets of GLD, the loss of GLD's ability to manufacture its primary product line, and other factors that Genelabs believes will prevent the Company from realizing value from GLD. Accordingly, Genelabs has written off its investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The executive officers and key employees of the Company are as follows:

           NAME              AGE                            POSITION
           ----              ---                            --------
Irene A. Chow, Ph.D........  61    Chairman of the Board of Directors
James A. D. Smith..........  41    President and Chief Executive Officer
Marc Gurwith, M.D..........  60    Vice President, Drug Development and Chief Medical Officer
Rich B. Meyer, Jr.,          56    Vice President, Research
  Ph.D.....................
Richard A. Waldron.........  46    Vice President, Chief Financial Officer
Debra Catz Bannister.......  47    Vice President, Corporate Communications and Investor
                                   Relations
Lynn M. Hughes.............  44    Vice President, Human Resources and Corporate Services
Heather Criss Keller.......  34    Vice President, Legal Affairs and Secretary
Matthew M. Loar............  37    Vice President, Finance

     Irene A. Chow has been Chairman since April 1999. From July 1995 through March 1999 she was President and Chief Executive Officer. From May through June 1995 she was President and Chief Operating Officer. From August 1993 through April 1995 she was President of Genelabs' Biopharmaceutical Division. Dr. Chow has been a director of the Company since 1993. In addition to her duties at the Company, Dr. Chow is also the chairman of the board of Genelabs Biotechnology Co. Ltd. Prior to joining Genelabs in 1993, Dr. Chow held several positions at Ciba-Geigy Corporation, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. She holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

     James A. D. Smith has been Chief Executive Officer since January 2000 and President since April 1999. From October 1996 through March 1999 he was Chief Operating Officer. From June 1995 through September 1996 he was Vice President, Marketing and Business Development, and from January 1994 through June 1995 he was Director of Marketing. Prior to joining Genelabs, Mr. Smith was with ICN Pharmaceuticals for more than ten years in various marketing and business development positions, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California, San Diego.

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

     Richard A. Waldron has been Vice President, Chief Financial Officer since June 1999. From July 1995 through March 1999 he was Vice President and Chief Financial Officer of GeneMedicine, Inc. From 1990 to 1995, he was a managing director and the head of finance for technology-based companies at Rauscher Pierce Refsnes, Inc., an investment banking firm. From 1985 to 1990, he was a senior vice president responsible for health care investment banking at Cowen & Company. Mr. Waldron received his M.B.A. degree with honors from Harvard University and his A.B. degree magna cum laude in Economics from Princeton University.

     Debra Catz Bannister has been Vice President, Corporate Communications and Investor Relations since April 1996. From 1993 until April 1996 she was Director, Corporate Relations at CV Therapeutics. Previously, she served in similar positions at Aviron, Synergen and Genentech. She has also been a Senior Consultant at Regis McKenna, Inc. and has held a number of positions in advertising and marketing communications.

     Lynn M. Hughes has been Vice President, Human Resources and Corporate Services since February 2000. From 1996 through joining Genelabs, she was Director, Human Resources at COR Therapeutics, Inc. where she built their sales force prior to the commercial introduction of Integrilin. Prior to joining COR, she held Human Resources positions with Navigation Technologies, Sony Electronics and Silicon Graphics. Ms. Hughes holds P.H.R. and C.C.P. Human Resources certifications, and received her B.A. from the University of North Florida.

     Heather Criss Keller has been Vice President, Legal Affairs and Secretary since February 2000. From October 1998 through January 2000 she was Director of Legal Affairs, appointed Secretary in August 1999. From September 1996 until July 1998 she was Senior Corporate Counsel at Heartport, Inc. Prior to joining Heartport, Ms. Keller was an associate with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Keller received a J.D. from Vanderbilt University School of Law and a B.A. from Duke University.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company began trading publicly on the Nasdaq Stock Market on June 13, 1991 under the symbol "GNLB." The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported by the Nasdaq Stock Market.

                                                      HIGH        LOW
                                                     ------      -----
1999
1st Quarter........................................    3 5/32      1 11/16
2nd Quarter........................................    2 1/2       1 7/16
3rd Quarter........................................    4 1/2       1 1/2
4th Quarter........................................    6           2 15/32

1998
1st Quarter........................................    4 5/8       2 7/16
2nd Quarter........................................    4 1/32      2 3/4
3rd Quarter........................................    3 3/32      1 1/2
4th Quarter........................................    3 1/16      1 1/2

     As of March 13, 2000, there were approximately 648 holders of record of Genelabs Common Stock.

     Genelabs has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below summarizes certain financial information from the Company's consolidated financial statements.

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1999      1998       1997       1996       1995
                                               --------   -------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Contract revenue...........................  $  8,017   $ 7,800   $  3,115   $  2,006   $  8,499
  Research and development expenses..........    13,953    12,615     12,022      9,647     11,451
  General and administrative expenses........     4,704     4,349      4,508      5,063      5,474
  Loss from continuing operations............   (10,139)   (8,139)   (12,038)   (11,482)    (7,823)
  Net loss...................................   (12,821)   (6,605)   (12,897)   (11,397)   (10,511)
  Loss per share from continuing
     operations..............................     (0.25)    (0.21)     (0.31)     (0.32)     (0.28)
  Net loss per share.........................     (0.32)    (0.17)     (0.33)     (0.32)     (0.38)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments.................................  $ 8,099   $20,301   $21,099   $30,465   $22,557
  Working capital................................    3,010    12,310    15,793    25,805    15,289
  Total assets...................................   11,689    26,807    29,925    41,908    33,862
  Shareholders' equity...........................    5,571    17,786    23,210    35,924    25,752

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that are discussed under "Risk Factors" in Item 1 and elsewhere on this Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate gene expression and the development of GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two pivotal clinical trials of GL701 for the treatment of lupus in women, and intend to begin the submission of a New Drug Application for GL701 to the FDA in the first half of 2000. We intend that significant funding for the discovery and development of our future products would be provided by revenue from the sales of GL701, should it receive FDA approval.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1999 COMPARED TO 1998

     The net loss increased to $12.8 million in 1999 from $6.6 million in 1998, largely due to two nonoperating items that account for $4.2 million of the $6.2 million increase in net loss. Genelabs' continuing operations account for the remaining $2.0 million increase in net loss in 1999, comprised primarily of $1.3 million in increased research and development expenditures and $0.5 million in lower interest income. The nonoperating items include a $2.8 million increase in net loss related to the Company's discontinued diagnostics subsidiary, which was written-off in 1999. As a result of this write-off, Genelabs is carrying its diagnostics subsidiary at no value in the financial statements, based on the Company's belief that Genelabs will not realize any value for its ownership of this company. The other nonoperating item impacting the comparison was the $1.4 million net gain on the partial sale of the Company's investment in a Taiwan-based biopharmaceutical company in 1998.

     Contract revenues increased to $8.0 million in 1999 compared to $7.8 million in 1998. The increase in contract revenues was largely due to higher funding received from the Company's Defense Advanced Research Projects Agency ("DARPA") grant in 1999. The other major item impacting the comparison was the $1 million received in 1998 upon the expansion of hepatitis E vaccine rights Genelabs granted to SmithKline.

     Operating expenses increased to $18.7 million in 1999 from $17.0 million in 1998. In 1999, 75% of operating expenses were in research and development, compared to 74% in 1998. Research and development expenses increased to $14.0 million in 1999 compared to $12.6 million in 1998. Research and development expenses increased for both of the Company's areas of focus -- development of GL701 for the treatment of lupus and discovery of novel DNA-binding drugs. During 1999, costs increased in the GL701 program as the Company purchased additional drug supply to complete the clinical program and analyzed the results of its second Phase III clinical trial in preparation for submitting a New Drug Application with the FDA. Costs in the drug discovery program increased as the Company hired the chemists who are synthesizing molecules for the DNA- and RNA-binding programs. General and administrative expenses increased 8% in 1999, to $4.7 million from $4.3 million in 1998.

     Interest income decreased to $0.5 million from $1.0 million in 1998, due to Genelabs lower average cash balance during 1999.

     Results from the discontinued diagnostics business, GLD, declined substantially in 1999, to a loss of $2.7 million compared to a profit of $0.1 million in 1998. This $2.8 million difference was comprised of a decrease in gross profit of $0.8 million, costs of $0.5 million for defending an HIV-2 patent infringement lawsuit, and a $2.2 million charge to write-off the net assets of GLD, partially offset by $0.7 million in reduced operating expenses. Genelabs is now carrying GLD at no value in the financial statements

     In 1999, the company did not sell any of the shares it holds in its Taiwan-based investment, and accordingly there was no related gain or loss recorded, as compared to the net $1.4 million gain during 1998.

1998 COMPARED TO 1997

     The net loss decreased to $6.6 million in 1998 compared to $12.9 million in 1997. The decrease in net loss was due to increased contract revenue and a gain on the sale of an investment, partially offset by slightly higher operating expenses.

     Contract revenues increased to $7.8 million in 1998 compared to $3.1 million in 1997. The increase is attributable to two primary factors. The first of these was recognition of approximately $3.5 million in revenue under a grant from DARPA for development of agents to counteract biological warfare. Second, the Company received a $1 million payment from SmithKline Beecham for expansion of their rights to market a vaccine they are developing for the hepatitis E virus under license from Genelabs.

     Operating expenses increased to $17.0 million in 1998 compared to $16.5 million in 1997. In 1998, 74% of the operating expenses were in research and development, compared to 73% in 1997. Research and development expenses increased to $12.6 million in 1998 from $12.0 million in 1997. The increase in research and development was due to significantly higher spending on the Company's drug discovery program, partially offset by lower spending on GL701 for lupus. Increased expenditures on the drug discovery program consisted primarily of sourcing chemical compounds as possible DNA- or RNA-binding agents, screening these compounds for DNA- and RNA-binding activity, and characterizing potential drug target binding sites on disease-causing genes. The decreased expenditures on the GL701 program consisted of lower purchases of drug supply necessary for conducting the clinical trials and lower clinical trial costs since the majority of patients had completed their treatment by the end of 1998. General and Administrative expenses decreased 4% in 1998, to $4.3 million from $4.5 million in 1997.

     Interest income decreased to $1.0 million in 1998 from $1.4 million in 1997, due to declines in short-term interest rates and lower average balances in the Company's short-term investment accounts.

     In 1998, the Company recorded a $1.6 million gain on the partial sale of its investment in GBL, offset by $0.2 million of equity in losses through the time of the sale. Since the sale reduced Genelabs' ownership of this company to less than 20%, Genelabs stopped recording its proportionate share of GBL's income or loss, accounting for the decreased equity in loss compared to 1997.

     Results from the discontinued diagnostics business, GLD, improved to income of $0.1 million in 1998 compared to a loss of $0.3 million in 1997. The improved operating results in 1998 were due to a 1997 charge resulting from a terminated sales agreement in which the customer could not meet its contractual obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $8.1 million at December 31, 1999, compared to $20.3 million at December 31, 1998. The $12.2 million decrease in cash, cash equivalents and short-term investments was primarily attributable to $10.0 million cash used in operations, $1.5 million used to repay short-term borrowings and $0.9 million used to purchase research equipment. The net cash used in operations included the continuation of the development of GL701 for lupus and expansion of the drug discovery research program, particularly the Company's chemistry capabilities. The cash uses were partially offset by $0.9 million received from issuance of common stock under employee stock plans.

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

     The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current operations through the end of 2000, although the Company intends to seek additional funds through the sale of equity, corporate partnerships or licensing arrangements. The Company anticipates realizing a net loss until sometime after GL701 is commercially marketed, and profitability thereafter is subject to significant uncertainty. Additional funds for the Company's research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     To date, Genelabs has not experienced any problems related to the year 2000 issue. The total costs incurred by the Company for the year 2000 issue were less than $0.2 million. While it is possible that the Company could still experience problems related to the year 2000 issue, Genelabs believes this is unlikely.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Genelabs' exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments. Genelabs considers the risk minimal as the Company has maintained a short six to nine-month average maturity, to date has not used derivative instruments, and has placed its investments with high quality debt issuers, primarily the U.S. government.

     Genelabs' exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company's investment in GBL, which is separately identified on the balance sheet. Genelabs may attempt to divest a portion of its shares in GBL, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. The Company does not believe that such foreign currency exchange rate changes will materially impact the value reported in the financial statements, even if the changes are significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements are set forth in the "Genelabs Technologies, Inc. Consolidated Financial Statements and Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No. 1 -Election of Directors " of the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders to be held on June 1, 2000 (the "Proxy Statement"). The information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by Item 10 is incorporated herein by reference to the section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Compensation of Directors" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d) Financial Statements and Schedules. Reference is made to "Genelabs Technologies, Inc. Consolidated Financial Statements Annual Report on Form 10-K Index" on page F-1 of this Annual Report on Form 10-K. All financial statement schedules have been omitted because they are not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

(a)(3) and (c) Index to Exhibits. The following documents are filed herewith or incorporated by reference herein.

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  3.01    Registrant's Amended and Restated Articles of Incorporation
          (incorporated herein by reference to Exhibit 3.01 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K")).
  3.02    Registrant's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
          (the "1998 Form 10-K")).
  4.01    Specimen Certificate for Registrant's Common Stock
          (incorporated herein by reference to Exhibit 4.01 to
          Registrant's Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the
          "Form S-1")).
  4.02    Certificate of Determination of Preferences of Series A
          Convertible Preferred Stock of Genelabs Technologies, Inc.
          (incorporated herein by reference to Exhibit 10.37 to
          Registrant's Form 10-Q for the quarter ended June 30, 1995).
 10.01    Registrant's 1985 Employee Stock Option Plan and related
          documents, as amended to date (incorporated herein by
          reference to Exhibit 4.03 to the Registrant's Registration
          Statement on Form S-8 (File No. 33-81894) filed on July 25,
          1994 (the "July 1994 Form S-8").
 10.02    Registrant's 1987 Directors Stock Option Plan and related
          documents, as amended to date (incorporated herein by
          reference to Exhibit 10.02 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1995 (the "1995
          Form 10-K")).
 10.03    Registrant's 1991 Employee Stock Purchase Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to
          Registrant's Registration Statement on Form S-8 (File No.
          333-30083) filed on June 26, 1997).
 10.04    Registrant's 1994 Annual and Long-Term Incentive Based
          Compensation Program (incorporated herein by reference to
          Exhibit 4.03 to Registrant's Registration Statement on Form
          S-8 (File No. 33-85914) filed on November 3, 1994).
 10.05    Amendment to Registrant's 1994 Annual and Long-Term
          Incentive Based Compensation Program (incorporated herein by reference to Exhibit 10.05 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1997 ("the 1997
          Form 10-K")).
 10.06    Registrant's 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to
          the Registrant's Registration Statement on Form S-8 (File
          No. 333-4806) filed on May 7, 1996).
 10.07    Registrant's 1995 Stock Option Plan, as amended to date
          (incorporated herein by reference to the 1997 Form 10-K).
 10.08    Form of Registrant's Indemnity Agreement entered into by
          Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.09    Industrial Net Lease Agreement by and between Registrant and
          Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit
          10.06 to the Form S-1).
 10.10    Amendment to Industrial Net Lease Agreement by and between
          Registrant and Metropolitan Life Insurance Company dated
          June 17, 1997 (incorporated herein by reference to Exhibit
          10.36 to Registrant's Form 10-Q for the quarter ended
          September 30, 1997).
 10.11    License Agreement, dated October 2, 1991, by and between
          Registrant, the University of North Carolina at Chapel Hill
          and Yale University (incorporated herein by reference to
          Exhibit 10.16 to the 1991 Form 10-K). *
 10.12    Heads of Agreement, dated August 27, 1992, by and between
          Registrant and SmithKline Beecham p.l.c. ("Heads of
          Agreement") (incorporated herein by reference to Exhibit
          10.19 to the Registrant's Form 10-Q for the quarter ended
          September 30, 1992). *
 10.13    Second Amendment to Heads of Agreement (incorporated herein by reference to Exhibit 10.13 to the 1998 Form 10-K). *
 10.14    License Agreement, dated May 26, 1993, by and between the
          Registrant and Boehringer Mannheim America Ltd.
          (incorporated herein by reference to Exhibit 10.22 to the
          Registrant's Form 10-Q for the quarter ended June 30, 1993).
          *
 10.15    License Agreement, dated as of October 1, 1993, by and
          between Registrant and Stanford University (incorporated
          herein by reference to Exhibit 10.16 to the 1996 Form 10-K).
          *
 10.16    Agreement, dated as of January 26, 1996, by and between
          Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1996 (the "1996
          Form 10-K")). *
 10.17    Common Stock and Warrant Purchase Agreement, dated as of
          December 31, 1992, by and between Registrant and Abbott
          Laboratories (incorporated herein by reference to Exhibit
          10.19 to Registrant's Annual Report on the 1992 Form 10-K).
          *
 10.18    Stock Purchase Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., a wholly owned subsidiary of the Registrant, Johnson & Johnson Development
          Corporation, and Chiron Corporation (incorporated herein by reference to Exhibit 10.34 to Registrant's Form 10-Q for the quarter ended March 31, 1995 (the "1st Quarter 1995 Form
          10-Q")).*
 10.19    License and Supply Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., Chiron
          Corporation, and Ortho Diagnostic Systems, Inc.
          (incorporated herein by reference to Exhibit 10.35 to the
          1st Quarter 1995 Form 10-Q). *
 10.20    Asset Purchase Agreement, dated as of May 15, 1995, by and between Registrant and Genelabs Diagnostic, Inc.
          (incorporated herein by reference to Exhibit 10.36 to the
          1st Quarter 1995 Form 10-Q). *
 10.21    Joint Investment Agreement for formation of Genelabs
          Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by
          reference to Exhibit 10.28 to the 1995 Form 10-K). *
 10.22    Technology Transfer Agreement, dated as of November 21,
          1995, by and between Registrant and Genelabs Biotechnology
          Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K). *
 10.23    Collaborative Research and License Agreement, dated as of
          December 13, 1996, by and between Registrant and The DuPont
          Merck Pharmaceutical Company ("Collaborative Research and
          License Agreement") (incorporated herein by reference to
          Exhibit 10.27 to the 1996 Form 10-K). *
 10.24    Second Amendment to Collaborative Research and License
          Agreement (incorporated herein by reference to Exhibit 10.24 to the 1998 Form 10-K). *

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.25    Grant from the Space and Naval Warfare Systems Command,
          sponsored by the Defense Advanced Research Projects Agency, effective as of February 3, 1998 (incorporated herein by
          reference to the 1997 Form 10-K).
 10.26    First Modification to Grant from the Space and Naval Warfare
          Systems Command (incorporated herein by reference to Exhibit
          10.26 to the 1998 Form 10-K).
 10.27    Second Modification to Grant from the Space and Naval
          Warfare Systems Command.
 23.01    Consent of Ernst & Young LLP, Independent Auditors.
    27    Financial Data Schedules (Exhibit 27 is submitted as an
          exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
          Commission).

---------------

* Confidential treatment has been granted with respect to certain portions of this document.

(b)  Reports on Form 8-K.

     On November 30, 1999, Genelabs filed a Current Report on Form 8-K announcing that GL701, its investigational drug for systemic lupus erythematosus, demonstrated a statistically significant advantage over placebo and the FDA agreed that Genelabs' NDA submission appeared adequate for submission.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997.......................   F-4
  Consolidated Statement of Shareholders' Equity for the
     Years Ended December 31, 1999, 1998 and 1997...........   F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

     All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 10, 2000

                          GENELABS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash, cash equivalents and short-term investments:
     Cash and cash equivalents..............................  $   2,534    $   3,631
     Short-term investments.................................      5,565       16,670
                                                              ---------    ---------
          Total cash, cash equivalents and short-term
            investments.....................................      8,099       20,301
  Other current assets......................................        471          383
                                                              ---------    ---------
Total current assets........................................      8,570       20,684
Property and equipment, net.................................      1,706        1,401
Net assets of diagnostics subsidiary........................         --        3,372
Minority investment in Taiwan-based biopharmaceutical
  company...................................................      1,174        1,174
Other assets................................................        239          176
                                                              ---------    ---------
                                                              $  11,689    $  26,807
                                                              =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $   1,000    $   2,500
  Accounts payable and other accrued liabilities............      2,288        3,671
  Accrued compensation and related expenses.................      1,303        1,458
  Unearned contract revenue.................................        969          745
                                                              ---------    ---------
Total current liabilities...................................      5,560        8,374
Long-term obligations.......................................        558          647
                                                              ---------    ---------
Total liabilities...........................................      6,118        9,021
                                                              ---------    ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 10,000 shares convertible Series A issued
     and outstanding, with liquidation preference of
     $10,000................................................      9,682        9,682
  Common stock, no par value, 75,000,000 shares authorized,
     40,224,624 and 39,736,542 shares issued and outstanding
     at December 31, 1999 and 1998, respectively............    139,207      138,335
  Accumulated deficit.......................................   (143,318)    (130,497)
  Accumulated other comprehensive income....................         --          266
                                                              ---------    ---------
Total shareholders' equity..................................      5,571       17,786
                                                              ---------    ---------
                                                              $  11,689    $  26,807
                                                              =========    =========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Contract revenue....................................  $     8,017    $     7,800    $     3,115
                                                      -----------    -----------    -----------
Operating expenses:
  Research and development..........................       13,953         12,615         12,022
  General and administrative........................        4,704          4,349          4,508
                                                      -----------    -----------    -----------
          Total operating expenses..................       18,657         16,964         16,530
                                                      -----------    -----------    -----------
Operating loss......................................      (10,640)        (9,164)       (13,415)
Interest income, net................................          501          1,025          1,377
                                                      -----------    -----------    -----------
Loss from continuing operations.....................      (10,139)        (8,139)       (12,038)
(Loss)/income from discontinued operations of
  diagnostics subsidiary............................       (2,682)           112           (282)
Equity in loss of minority investment, net of $1,645
  gain on partial sale in 1998......................           --          1,422           (577)
                                                      -----------    -----------    -----------
Net loss............................................  $   (12,821)   $    (6,605)   $   (12,897)
                                                      ===========    ===========    ===========
Loss per share from continuing operations...........  $     (0.25)   $     (0.21)   $     (0.31)
                                                      ===========    ===========    ===========
Net loss per share..................................  $     (0.32)   $     (0.17)   $     (0.33)
                                                      ===========    ===========    ===========
Weighted average shares outstanding.................   39,928,164     39,602,559     38,983,069
                                                      ===========    ===========    ===========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            SERIES A                COMMON                   ACCUMULATED
                                           CONVERTIBLE               STOCK                      OTHER           TOTAL
                                            PREFERRED     COMMON     TO BE    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                              STOCK       STOCK     ISSUED      DEFICIT        INCOME          EQUITY
                                           -----------   --------   -------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 1996...............    $9,682      $129,591   $6,953     $(110,995)       $ 693         $ 35,924
                                                                                                              --------
Comprehensive loss:
  Net loss...............................                                        (12,897)                      (12,897)
  Foreign currency translation
    adjustment...........................                                                        (877)            (877)
                                                                                                              --------
         Total comprehensive loss........                                                                      (13,774)
  124 shares issued under the employee
    stock purchase plan..................                    413                                                   413
  189 shares issued under stock
    options..............................                    647                                                   647
  1,900 shares issued in a private
    placement, net.......................                  6,953    (6,953)                                         --
                                             ------      --------   -------    ---------        -----         --------
BALANCE, DECEMBER 31, 1997...............     9,682      137,604        --      (123,892)        (184)          23,210
                                                                                                              --------
Comprehensive loss:
  Net loss...............................                                         (6,605)                       (6,605)
  Foreign currency translation
    adjustment...........................                                                         450              450
                                                                                                              --------
         Total comprehensive loss........                                                                       (6,155)
  222 shares issued under the employee
    stock purchase plan..................                    499                                                   499
  105 shares issued under stock
    options..............................                    232                                                   232
                                             ------      --------   -------    ---------        -----         --------
BALANCE, DECEMBER 31, 1998...............     9,682      138,335        --      (130,497)         266           17,786
Comprehensive loss:
  Net loss...............................                                        (12,821)                      (12,821)
  Foreign currency translation
    adjustment...........................                                                        (266)            (266)
                                                                                                              --------
         Total comprehensive loss........                                                                      (13,087)
  114 shares issued under the restricted
    stock plan...........................                    234                                                   234
  199 shares issued under the employee
    stock purchase plan..................                    275                                                   275
  175 shares issued under stock
    options..............................                    363                                                   363
                                             ------      --------   -------    ---------        -----         --------
BALANCE, DECEMBER 31, 1999...............    $9,682      $139,207   $   --     $(143,318)       $  --         $  5,571
                                             ======      ========   =======    =========        =====         ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)

                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss.................................................  $(12,821)   $ (6,605)   $(12,897)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization expense.................       578         437          54
     Loss/(income) of discontinued diagnostics
       subsidiary..........................................     2,682        (112)        282
     Equity in loss of minority investment, net of $1,645
       gain on partial sale in 1998........................        --      (1,422)        577
  Changes in assets and liabilities:
     Receivables and other current assets..................       (88)        330         611
     Accounts payable, accrued liabilities, accrued
       compensation and long-term obligations..............      (596)        (96)      1,088
     Unearned contract revenue.............................       224         (98)       (357)
                                                             --------    --------    --------
          Net cash used in operating activities............   (10,021)     (7,566)    (10,642)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments......................    (4,460)    (24,556)    (19,797)
  Proceeds from sales and maturities of short-term
     investments...........................................    15,565      24,755      22,063
  Capital expenditures.....................................      (860)     (1,434)       (100)
  Proceeds from partial sale of minority investment........        --       4,300          --
  Net remittances (to)/from diagnostics subsidiary.........      (607)        678         457
  Other....................................................       (86)         (7)       (141)
                                                             --------    --------    --------
          Net cash provided by investing activities........     9,552       3,736       2,482
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................       872         731       8,013
  Proceeds from short-term borrowings......................        --       2,500          --
  Payments on short-term borrowings........................    (1,500)         --          --
                                                             --------    --------    --------
          Net cash (used in)/provided by financing
            activities.....................................      (628)      3,231       8,013
                                                             --------    --------    --------
Net decrease in cash and cash equivalents..................    (1,097)       (599)       (147)
Cash and cash equivalents, beginning of the period.........     3,631       4,230       4,377
                                                             --------    --------    --------
Cash and cash equivalents, end of the period...............     2,534       3,631       4,230
Short-term investments, end of the period..................     5,565      16,670      16,869
                                                             --------    --------    --------
Cash, cash equivalents and short-term investments, end of
  the period...............................................  $  8,099    $ 20,301    $ 21,099
                                                             ========    ========    ========
Supplemental Cash Flow Information:
  Interest paid............................................  $     68    $     --    $     --
                                                             --------    --------    --------

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate gene expression and the development of GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two pivotal clinical trials of GL701 for the treatment of lupus in women, and intend to begin the submission of a New Drug Application for GL701 to the FDA in the first half of 2000.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products. See Note 4 for discussion of the Company's diagnostics subsidiary.

     The Company will require additional financial resources to complete the development and commercialization of its products. In the near-term, management plans to finance the Company through issuances of equity securities. Thereafter, management intends to fund its operations principally from revenue received from sales of GL701, should the FDA approve this drug candidate. If the financing arrangements contemplated by management are not completed, the Company may have to seek other sources of capital or reevaluate its operating plans.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

REVENUE RECOGNITION

     Contract revenue consists of revenue from contracts and grants awarded to the Company by corporations and government agencies and is recognized over the related funding periods for each contract. The Company is generally required to perform research activities as specified in the agreements, and the Company is generally reimbursed based on the costs incurred on the contract. Revenue related to license agreements is recognized over the term of the agreements. Revenue from milestone payments is recognized upon the achievement of specified events under collaborative agreements.

     Revenue recognized from several of the Company's grants and collaborations represent 10% or more of total contract revenue. In 1999, there were two significant sources of revenue that accounted for 64% and 19% of total contract revenue. In 1998, there were three significant sources of revenue that accounted for 45%, 29%, and 13% of total contract revenue. In 1997, there were two sources of revenue that accounted for 70% and 15% of total contract revenue.

STOCK BASED COMPENSATION

     The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

EARNINGS PER SHARE

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company's net

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 1999, 1998 and 1997 would have included an additional 287,000, 230,000 and 598,000 shares, respectively, related to the Company's outstanding stock options, and 3,833,000, 3,465,000 and 3,333,000 shares, respectively, related to the Series A Convertible Preferred Stock.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at time of acquisition that are readily convertible into cash and have insignificant interest rate risk.

     The Company invests funds that are not required for immediate operating needs principally in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1999 and 1998, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in accumulated other comprehensive income. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

 2. AVAILABLE-FOR-SALE SECURITIES

     The following table summarizes the estimated fair value and cost of available-for-sale securities at December 31:

                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
DESCRIPTION:
U.S. Treasury securities and obligations of U.S government
  agencies..................................................  $5,244    $12,333
Corporate debt securities...................................   1,517      4,054
Asset-backed securities.....................................      --      1,081
Money-market mutual funds...................................     250         89
                                                              ------    -------
                                                              $7,011    $17,557
                                                              ======    =======
BALANCE SHEET CLASSIFICATION:
Included in cash and cash equivalents.......................  $1,446    $   887
Included in short-term investments..........................   5,565     16,670
                                                              ------    -------
                                                              $7,011    $17,557
                                                              ======    =======
MATURITY:
Due within one year.........................................  $7,011    $12,117
Due after one year through two years........................      --      5,440
                                                              ------    -------
                                                              $7,011    $17,557
                                                              ======    =======

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

 3. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Laboratory equipment........................................  $ 3,863    $ 3,384
Leasehold improvements......................................    4,312      4,009
Office and other equipment..................................    1,760      1,682
                                                              -------    -------
                                                                9,935      9,075
Less accumulated depreciation and amortization..............   (8,229)    (7,674)
                                                              -------    -------
                                                              $ 1,706    $ 1,401
                                                              =======    =======

 4. DISCONTINUED OPERATION -- DIAGNOSTICS SUBSIDIARY

     The Company owns 100% of the common stock of Genelabs Diagnostics Pte. Ltd. ("GLD") through a series of separate domestic and foreign corporations. In 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed an HIV-2 patent owned by Institut Pasteur and exclusively licensed to Bio-Rad Laboratories Inc., formerly Pasteur Sanofi Diagnostics. Although the court has not yet ruled on the amount of damages and GLD has appealed the decision, High Court decisions are generally affirmed on appeal in Singapore. Affirmation of the finding and assessment of damages against GLD would have a significant negative impact on GLD, including the possibility that the damages assessed could exceed the net assets of GLD, the loss of GLD's ability to manufacture its primary product line, and other factors that Genelabs believes will prevent the Company from realizing value from GLD. Accordingly, Genelabs has written off its investment. Summarized financial information for GLD is as follows:

                            STATEMENTS OF OPERATIONS

                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Product sales...........................................  $ 6,604    $7,905    $9,675
Cost of sales...........................................    3,673     4,207     5,818
                                                          -------    ------    ------
Gross profit............................................    2,931     3,698     3,857
Operating expenses......................................    3,393     3,586     4,139
                                                          -------    ------    ------
(Loss)/income prior to write-off........................     (462)      112      (282)
Charge recorded in consolidation to write-off the
  investment in GLD.....................................    2,220        --        --
                                                          -------    ------    ------
(Loss)/income from discontinued operations..............  $(2,682)   $  112    $ (282)
                                                          =======    ======    ======

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Cash........................................................  $1,031    $   --
Accounts receivable.........................................   1,196     1,551
Inventories.................................................   1,906     2,098
Net property & equipment and other assets...................     512       716
                                                              ------    ------
          Total assets......................................  $4,645    $4,365
                                                              ======    ======
Liabilities, principally current............................  $4,645    $  993
Net equity of Genelabs Diagnostics Pte. Ltd.................      --     3,372
                                                              ------    ------
          Total liabilities and net equity..................  $4,645    $4,365
                                                              ======    ======

 5. MINORITY INVESTMENT IN TAIWAN-BASED BIOPHARMACEUTICAL COMPANY

     At December 31, 1999, Genelabs owned approximately 12% of Genelabs Biotechnology Co., Ltd. ("GBL"), which manufactures and distributes pharmaceutical products for the Asian market. During 1999, Genelabs reduced its ownership in this company from 16% to 12% by not participating in a GBL equity offering. During 1998, the Company reduced its ownership in this company from 40% to 16% by selling a portion of its investment and also by not contributing cash during a GBL equity offering. Concurrent with the reduction in ownership interest to less than 20% in 1998, the Company changed its method of accounting for this investment from the equity method to the cost method.

 6. SHORT-TERM BORROWINGS

     At December 31, 1999, the Company's short-term borrowings consisted of a $1.0 million reverse repurchase agreement bearing interest at 5.45%, collateralized by one of the U.S. treasury securities held in the Company's short-term investment accounts. The total interest expense for 1999 was $79,000, and the weighted average interest rate of borrowings outstanding during 1999 was 5.1%.

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring November 2002. The Company is required to pay certain maintenance expenses in addition to monthly rent. There are no other material lease obligations. At December 31, 1999, future minimum lease payments under all operating leases with original terms greater than one year are $961,000, $928,000 and $859,000 for 2000, 2001, and
2002, respectively, for a total of $2,748,000, excluding sublease rentals. Total lease expense, net of sublease income, was $911,000, $953,000 and $838,000 for 1999, 1998 and 1997, respectively.

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

 8. SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     In May 1995, the Company sold 10,000 shares of Series A Convertible Preferred Stock to two corporate investors for $10 million. During the three month period after May 15, 2000, the investors have the right to convert all of the Preferred Shares into either (1) Genelabs common stock at the lesser of the fair market value at the time of conversion or $3.00 per share, but in no event into more than 49.99% of Genelabs common stock after the conversion, or (2) 49.99% of Genelabs' diagnostics business, if the remainder of this business is purchased by the Preferred Stockholders at its then fair market value. The Series A Convertible Preferred stockholders are entitled to non-cumulative dividends in preference to common stock dividends at the annual rate of $40 per share, payable quarterly, if declared by the Company's Board of Directors. No dividends have been declared or paid by the Company. Preferred stockholders are entitled to one vote for each share of common stock into which their preferred stock could be converted at the time of voting.

COMMON STOCK

     At December 31, 1999, the Company had 21,754,000 shares reserved for future issues and conversions, which includes 15,000,000 shares reserved for conversion of the Series A Convertible Preferred Stock.

 9. STOCK-BASED COMPENSATION

     Employee Stock Purchase Plan ("Stock Purchase Plan"). Employees who meet certain minimum requirements are eligible to participate in the Company's Stock Purchase Plan, for which 1,500,000 shares of Common Stock have been reserved. Eligible employees are entitled to purchase stock at 85% of the price at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Purchases are limited to a maximum of $25,000 per year and employees can contribute up to 10% of total compensation. Through December 31, 1999 and 1998, a cumulative total of 858,000 and 663,000 shares, respectively, had been issued under the Stock Purchase Plan.

     Stock Award Plans. The Company has stock award plans that provide for the issuance of shares of Common Stock to employees and independent contractors who are not officers or directors. There are 700,000 shares of Common Stock reserved for issuance under these plans. Through December 31, 1999 and 1998, a cumulative total of 220,000 and 106,000 shares had been issued under these plans.

     Stock Option Plan. The Company's stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally may not be granted at prices lower than fair market value on the date of grant and vest over periods ranging from two to four years, with expiration no later than ten years from the date of grant. At December 31, 1999, 1,807,000 shares were available for future grants.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

     Stock option transactions from 1997 through 1999 are summarized as follows:

                                                                       WEIGHTED          RANGE OF
                                                       NUMBER OF       AVERAGE           EXERCISE
                                                        SHARES      EXERCISE PRICE        PRICES
                                                       ---------    --------------    ---------------
Outstanding at December 31, 1996.....................  2,902,000        $3.83          $1.41 - $9.16
  Granted............................................    880,000        $4.34          $2.09 - $7.09
  Exercised..........................................   (260,000)       $2.66          $1.41 - $4.81
  Canceled...........................................   (282,000)       $5.02          $2.37 - $8.56
                                                       ---------        -----          -------------
Outstanding at December 31, 1997.....................  3,240,000        $3.96          $1.41 - $9.16
  Granted............................................    626,000        $2.94          $1.78 - $4.38
  Exercised..........................................   (104,000)       $1.97          $1.41 - $2.63
  Canceled...........................................   (340,000)       $4.44          $1.41 - $8.50
                                                       ---------        -----          -------------
Outstanding at December 31, 1998.....................  3,422,000        $3.79          $1.41 - $9.16
  Granted............................................  1,214,000        $2.18          $1.53 - $3.53
  Exercised..........................................   (175,000)       $2.07          $1.41 - $3.47
  Canceled...........................................   (636,000)       $4.10          $1.66 - $9.16
                                                       ---------        -----          -------------
Outstanding at December 31, 1999.....................  3,825,000        $3.34          $1.41 - $8.81
                                                       =========        =====          =============

     The exercise price ranges and average remaining terms of options outstanding and exercisable at December 31, 1999 were:

                        NUMBER OF                                                 NUMBER OF
                         OPTIONS                                                   OPTIONS
RANGE OF EXERCISE    OUTSTANDING AT     WEIGHTED AVERAGE   WEIGHTED AVERAGE    EXERCISABLE AT     WEIGHTED AVERAGE
     PRICES         DECEMBER 31, 1999    REMAINING TERM     EXERCISE PRICE    DECEMBER 31, 1999    EXERCISE PRICE
-----------------   -----------------   ----------------   ----------------   -----------------   ----------------
  $1.41 - $2.97         2,522,000          7.1 years            $2.32             1,242,000            $2.43
  $3.03 - $5.81           676,000          7.1 years            $4.01               441,000            $4.14
  $6.25 - $8.81           627,000          6.3 years            $6.48               556,000            $6.50
                        ---------          ---------            -----             ---------            -----
  $1.41 - $8.81         3,825,000          6.9 years            $3.30             2,239,000            $3.78
                        =========          =========            =====             =========            =====

     There were options for 2,084,000 and 1,778,000 shares exercisable at December 31, 1998 and 1997, respectively.

     Disclosure of Fair Value of Stock Options. As disclosed in Note 1, Genelabs accounts for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principals require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. Accordingly, for disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate, the Company's management believes that this model does not necessarily provide a representative measure of the fair value of the options actually granted under the Company's stock-based compensation plans. To determine the pro forma disclosure, the Company used the following weighted average assumptions for 1999, 1998 and 1997, respectively: dividend yields of zero, risk-free interest rates of 6.0%, 5.0% and 5.6%, volatility factors of 1.0, 0.8 and 0.8, and a one-year expected life of the options after vesting. Based on these assumptions, the weighted-average fair value of options granted during 1999, 1998 and 1997 was $1.38, $1.70 and $2.56, respectively. For purposes of pro forma disclosures,

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

the estimated fair value of the options is expensed ratably over the options' vesting period. If the Company elected to record the fair value estimate of stock options in its financial statements, the net loss for 1999, 1998 and 1997, respectively, would have been $14,339,000, $8,168,000 and $14,767,000 and the net loss per share would have been $0.36, $0.21 and $0.38.

10. INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $115 million and $8 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $2 million and $1 million, respectively. The federal net operating loss and federal and California credit carryforwards expire in various amounts between the years 2000 and 2019. The California net operating loss carryforwards expire in various amounts between the years 2000 and 2004. Under provisions of the Internal Revenue Code, the availability of the Company's net operating loss and tax credit carryforwards may be subject to future limitations if future financing transactions result in significant ownership changes. To date, no restriction in the ability to utilize the Company's carryforwards is anticipated.

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 39,500    $ 35,800
  Research credits..........................................     2,900       2,500
  Capitalized research expenditures.........................     1,600       1,300
  Other individually immaterial items, net..................     1,200       1,500
                                                              --------    --------
  Total deferred tax assets.................................    45,200      41,100
Valuation allowance for deferred tax assets.................   (45,200)    (41,100)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     For 1999, 1998 and 1997, the valuation allowance increased by $4.1 million, $1.8 million and $5.7 million, respectively. Approximately $1.4 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2000
                                          GENELABS TECHNOLOGIES, INC.

                                          By:     /s/ JAMES A.D. SMITH
                                            ------------------------------------
                                                      James A.D. Smith
                                             President, Chief Executive Officer
                                                         and Director

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

                /s/ JAMES A.D. SMITH                     President, Chief Executive     March 27, 2000
-----------------------------------------------------       Officer and Director
                  James A.D. Smith

PRINCIPAL FINANCIAL OFFICER:

               /s/ RICHARD A. WALDRON                          Vice President,          March 27, 2000
-----------------------------------------------------      Chief Financial Officer
                 Richard A. Waldron

PRINCIPAL ACCOUNTING OFFICER:

                 /s/ MATTHEW M. LOAR                       Vice President, Finance      March 27, 2000
-----------------------------------------------------
                   Matthew M. Loar

CHAIRMAN OF THE BOARD OF DIRECTORS:

                  /s/ IRENE A. CHOW                                                     March 27, 2000
-----------------------------------------------------
                    Irene A. Chow

ADDITIONAL DIRECTORS:

                /s/ J. RICHARD CROUT                                                    March 27, 2000
-----------------------------------------------------
                  J. Richard Crout

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ THOMAS E. DEWEY, JR.                                                  March 27, 2000
-----------------------------------------------------
                Thomas E. Dewey, Jr.

-----------------------------------------------------
                  Frank L. Douglas

                /s/ ARTHUR GRAY, JR.                                                    March 27, 2000
-----------------------------------------------------
                  Arthur Gray, Jr.

                   /s/ H.H. HAIGHT                                                      March 27, 2000
-----------------------------------------------------
                    H. H. Haight

                  /s/ ALAN Y. KWAN                                                      March 27, 2000
-----------------------------------------------------
                    Alan Y. Kwan

                  /s/ NINA K. WANG                                                      March 27, 2000
-----------------------------------------------------
                    Nina K. Wang

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.27     Second Modification to Grant from the Space and Naval
          Warfare Systems Command.
23.01     Consent of Ernst & Young LLP, Independent Auditors.
27        Financial Data Schedule.