Form 10-Q
period 2000-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2000-05-09
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________.


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

There were 40,795,449 shares of the Registrant's Common Stock issued and outstanding on May 1, 2000.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               March 31,     December 31,
                                                                 2000           1999
                                                              -----------    ------------
                                                              (Unaudited)
                                     ASSETS
Current assets:
   Cash, cash equivalents and short-term investments:
     Cash and cash equivalents                                 $   1,663       $   2,534
     Short-term investments                                        3,880           5,565
                                                               ---------       ---------
   Total cash, cash equivalents and short-term
     investments                                                   5,543           8,099
   Other current assets                                              278             471
                                                               ---------       ---------
Total current assets                                               5,821           8,570
Property and equipment, net                                        1,767           1,706
Minority investment in Taiwan-based
   biopharmaceutical company                                       1,174           1,174
Other assets                                                         188             239
                                                               ---------       ---------
                                                               $   8,950       $  11,689
                                                               =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                       $      --       $   1,000
   Accounts payable and other accrued liabilities                  2,046           2,288
   Accrued compensation and related expenses                         858           1,303
   Unearned contract revenue                                         741             969
                                                               ---------       ---------
Total current liabilities                                          3,645           5,560
Long-term obligations                                                456             558
                                                               ---------       ---------
Total liabilities                                                  4,101           6,118
                                                               ---------       ---------
Shareholders' equity:
   Preferred stock                                                 9,682           9,682
   Common stock                                                  141,317         139,207
   Accumulated deficit                                          (146,150)       (143,318)
                                                               ---------       ---------
Total shareholders' equity                                         4,849           5,571
                                                               ---------       ---------
                                                               $   8,950       $  11,689
                                                               =========       =========


           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    For the three months ended
                                                             March 31,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Contract revenue                                 $      1,982       $      1,829
                                                 ------------       ------------

Operating expenses:
   Research and development                             3,687              3,108
   General and administrative                           1,199              1,227
                                                 ------------       ------------
      Total operating expenses                          4,886              4,335
                                                 ------------       ------------

Operating loss                                         (2,904)            (2,506)
Interest income, net                                       72                160
                                                 ------------       ------------
Loss from continuing operations                        (2,832)            (2,346)
Loss from discontinued operations of
  diagnostics subsidiary                                   --                (31)
                                                 ------------       ------------

Net loss                                         $     (2,832)      $     (2,377)
                                                 ============       ============

Loss per share from continuing operations        $      (0.07)      $      (0.06)
                                                 ============       ============

Net loss per share                               $      (0.07)      $      (0.06)
                                                 ============       ============

Weighted average shares outstanding                40,557,878         39,778,998
                                                 ============       ============


           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            For the three months ended
                                                                     March 31,
                                                            --------------------------
                                                              2000              1999
                                                            --------          --------
Cash flows from operating activities:
   Net loss                                                 $ (2,832)         $ (2,377)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization expense                      135               126
      Loss of discontinued diagnostics subsidiary                 --                31
   Changes in assets and liabilities:
      Other current assets                                       193               (11)
      Accounts payable, accrued liabilities, accrued
        compensation and long-term obligations                  (789)             (765)
      Unearned contract revenue                                 (228)              416
                                                            --------          --------
      Net cash used in operating activities                   (3,521)           (2,580)
                                                            --------          --------
Cash flows from investing activities:
   Purchases of securities available-for-sale                     --            (1,425)
   Proceeds from sales and maturities of securities
      available-for-sale                                       1,685             3,771
   Capital expenditures                                         (196)             (366)
   Other                                                          51                73
                                                            --------          --------
   Net cash provided by investing activities                   1,540             2,053
                                                            --------          --------
Cash flows from financing activities:
   Payments on short-term borrowings                          (1,000)             (500)
   Proceeds from issuance of common stock                      2,110               119
                                                            --------          --------
   Net cash provided by/(used in) financing activities         1,110              (381)
                                                            --------          --------
Net decrease in cash and cash equivalents                       (871)             (908)
Cash and cash equivalents, beginning of the period             2,534             3,631
                                                            --------          --------
Cash and cash equivalents, end of the period                   1,663             2,723
Short-term investments, end of the period                      3,880            14,324
                                                            --------          --------
Cash, cash equivalents and short-term investments,
   end of the period                                        $  5,543          $ 17,047
                                                            ========          ========


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. Genelabs is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate gene expression and in the development of GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two pivotal clinical trials of GL701 for the treatment of lupus in women, and intend to begin the submission of a New Drug Application for GL701 to the FDA in the first half of 2000.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

     During the three months ended March 31, 2000 and 1999, the Company's comprehensive loss amounted to $(2,832,000) and $(2,480,000), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning regulatory approval, clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, intellectual property rights and other factors and risks detailed under the caption "Risk Factors" in the Company's 1999 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate gene expression and in the development of GL701, our proprietary hormone treatment for a disease called systemic lupus erythematosus, which we refer to as SLE or lupus. We have completed two pivotal clinical trials of GL701 for the treatment of lupus in women, and intend to begin the submission of a New Drug Application for GL701 to the FDA, the U.S. Food and Drug Administration, in the first half of 2000. We intend that significant funding for the discovery and development of our future products would be provided by revenue from the sales of GL701, should it receive FDA approval.

     Our goal is to be the world leader in the development of drugs based on selective regulation of gene expression. Because functions of all cells, tissues and organs are controlled by gene expression and the resulting production of proteins, the potential application of our technology is broad and profound. For example, we may be able to restore proper gene function in disease-causing cells, whether this involves increasing or decreasing the expression level of a specific gene. Our technology would also allow treatment of diseases by selectively promoting the production of specific beneficial proteins in the body. Genelabs owns key patents covering the development of drugs that selectively regulate gene expression by directly binding to DNA, the fundamental material of genes. We have also developed a related technology for the development of proprietary compounds that act directly on the genetic material of viruses to inhibit their replication. By directly acting on the genetic material, we believe these technologies can be applicable to a wide range of indications, including diseases such as cancer and diabetes and diseases caused by bacteria and viruses.

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

     In addition to our internal research efforts, we have licensed GL701 from Stanford University and developed it into a near-term product opportunity as a treatment for SLE. There are approximately 200,000 lupus patients in the United States and over a million worldwide. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs. It primarily affects women, many of whom experience initial symptoms when they are in their late teens or early twenties. There is no known cure for lupus and currently approved drug treatments are inadequate. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients. If approved by the FDA, GL701 will be the first new treatment for this debilitating disease in 40 years. We believe GL701 is ideally suited as our first pharmaceutical product because it addresses a clear, unmet medical need in an area for which no current therapies compete or are being actively promoted. In addition, infrastructure requirements for launching GL701 are relatively minor compared to those needed for other new drugs, since a concentrated physician specialty treats most lupus patients. Therefore, we plan to commercially introduce GL701 to the U.S. market ourselves, and to commercialize GL701 elsewhere in the world through partnerships or licensing arrangements with major pharmaceutical companies.

     We believe that Genelabs is uniquely positioned in the biopharmaceutical industry with both a near-term drug candidate that has completed clinical trials and a proprietary and potentially industry-changing approach to drug discovery.

RESULTS OF OPERATIONS - FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     The net loss was $2.8 million for the three months ended March 31, 2000, compared to $2.4 million for the same period in 1999.

     Contract revenues were $2.0 million in the first quarter of 2000 compared to $1.8 million in the first quarter of 1999. The increase in contract revenues was due to a pilot research program entered into for one of Genelabs non-core research programs. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants, continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses increased to $4.9 million in the first quarter of 2000 compared to $4.3 million in the first quarter of 1999. In the first quarter of 2000, research and development expenses were 75% of operating expenses compared to 72% of operating expenses in 1999. Research and development expenses increased to $3.7 million in the first quarter of 2000, compared to $3.1 million for the first quarter of 1999. The increase was primarily attributable to the development of GL701 for the treatment of lupus as the Company prepared its New Drug Application submission. General and administrative expenses were $1.2 million in both the first quarter of 2000 and the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $5.5 million at March 31, 2000, compared to $8.1 million at December 31, 1999. The decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations and cash used to repay short-term borrowings, partially offset by inflows received from the exercise of stock options.

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

     The Company anticipates that its current resources and expected revenues from existing collaborative agreements will enable it to maintain its current operations through the end of 2000, although the Company intends to seek additional funds through the sale of equity, corporate partnerships or licensing arrangements. The Company anticipates realizing a net loss until some time after GL701 is commercially marketed, and profitability thereafter is subject to significant uncertainty. Additional funds for the Company's research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of the Company's products and technologies, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN BUSINESS RISKS

     The following discussion summarizes certain business risks which management believes are particularly relevant at this time. There is more detailed information about the these risks and additional risks under the caption "Risk Factors" in the Company's 1999 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

Research programs will require additional funds.

     We have incurred losses since our inception and have accumulated approximately $146 million in net losses through March 31, 2000, including a net loss of $2.8 million in the first quarter of 2000. We anticipate realizing a net loss at least until 2001, and profitability thereafter is subject to significant uncertainty. We cannot assure you that revenues will be sufficient to fund operations or that we will achieve profitability or positive cash flow. Additional financing will be required to fund our continuing operations and research and development activities. This financing may dilute existing shareholders or provide certain rights to our assets. Our fund raising strategy is to sell additional equity in order to have the necessary resources to commercially launch GL701. If financing arrangements contemplated by management are not completed, we may have to seek other sources of capital or reevaluate our operating plans. Longer-term, we plan to fund our operations principally from revenue from sales of GL701, should it receive FDA approval. However, we cannot assure you that we will ever be able to generate revenue from sales of GL701. We are currently pursuing foreign GL701 licensing agreements, but cannot assure you that license agreements can be obtained on acceptable terms, if at all. We cannot assure you that we will be able to find buyers willing to purchase our equity or license our products or technology on commercially favorable terms, if at all.

     The unavailability of additional funds through the above-described potential financing sources will delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of our products and technologies and would have a material adverse effect on our business, financial condition and results of operations.

Regulatory approvals are uncertain.

     The manufacturing and marketing of the Company's products are subject to rigorous requirements by the FDA, formally known as the U.S. Food and Drug Administration, and by comparable agencies in other countries and by state regulatory authorities. We cannot assure you that we will be able to obtain or maintain the necessary approvals for manufacturing or marketing of GL701. We have agreements in place for the manufacture of the bulk raw material for GL701 and for the contract manufacture of the finished dosage, but cannot assure you that these outside manufacturers will continue to meet the requirements of the FDA. We also cannot assure you that the FDA will view the results of our Phase III trials of GL701 as sufficient to serve as the basis for approval of a New Drug Application.

Market acceptance of GL701 is uncertain.

     A number of factors may affect the rate and depth of market acceptance of GL701 for SLE. Among these factors are the availability of third-party reimbursement, the price of GL701 relative to other drugs for SLE treatment, the perception by physicians and other members of the health care community of the efficacy and safety of GL701, and the effectiveness of the sales and marketing efforts by Genelabs. GL701 contains highly purified prasterone, the synthetic equivalent of DHEA, as the active ingredient. Other companies are currently marketing products containing synthetic forms of DHEA as dietary supplements. If GL701 receives FDA approval, the concurrent sale of these products could adversely affect the market for or the selling price of GL701. Genelabs has only limited sales, marketing and distribution capabilities, and has never commercially introduced a product to the market.

We are in an early stage of development.

     Our product candidates have never been sold commercially and our drug discovery technologies are at an early stage of development. Our technologies, including the DNA and RNA-binding technologies, have not been proven to have a therapeutic effect and are still under development. Our DNA and RNA-binding technologies will require substantial additional research and development efforts prior to any commercial use, including extensive preclinical testing and clinical trials as well as potentially lengthy regulatory approval processes. We cannot assure you that these technologies or any of our product candidates resulting therefrom will be successfully developed.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27.1  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENELABS TECHNOLOGIES, INC.
                                        (Registrant)

                                        Principal Executive Officer:

                                        /s/  JAMES A.D. SMITH
Date: May 9, 2000                       ----------------------------------------
                                        JAMES A.D. SMITH
                                        President and Chief Executive Officer


                                        Principal Financial Officer:

                                        /s/  RICHARD A. WALDRON
Date: May 9, 2000                       ----------------------------------------
                                        RICHARD A. WALDRON
                                        Vice President, Chief Financial Officer


                                        Principal Accounting Officer:

                                        /s/  MATTHEW M. LOAR
Date: May 9, 2000                       ----------------------------------------
                                        MATTHEW M. LOAR
                                        Vice President, Finance

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
 27.1               Financial Data Schedule.