Form 10-K405/A
period 1999-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2000-06-21
CIK 874443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

     Contract revenues increased to $8.0 million in 1999 compared to $7.8 million in 1998. The increase was largely due to $1.2 million in additional revenue from the Company's Defense Advanced Research Projects Agency grant in 1999 compared to 1998. Partially offsetting this increase in revenues was a decrease in 1999 relating to a one-time receipt of $1 million in revenue recognized in 1998 from Genelabs' expansion of hepatitis E virus vaccine rights granted to SmithKline.

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

     Results from the discontinued diagnostics business, GLD, declined substantially in 1999, to a loss of $2.7 million compared to a profit of $0.1 million in 1998. This $2.8 million difference was comprised of a decrease in gross profit of $0.8 million, costs of $0.5 million for defending an HIV-2 patent infringement lawsuit, and a $2.2 million charge to write-off the net assets of GLD, partially offset by $0.7 million in reduced operating expenses. On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed an HIV-2 patent owned by Institut Pasteur and exclusively licensed to Bio-Rad Laboratories Inc., formerly Pasteur Sanofi Diagnostics. Although the court has not yet ruled on the amount of damages and

GLD has appealed the decision, the court has ruled that in the interim GLD must pay a royalty to Bio-Rad on sales of the products at issue in the lawsuit. If GLD is unsuccessful in its appeal, there will be a separate hearing to determine the amount of damages. If the interim royalty amount is applied retroactively to the period of alleged infringement, the damages awarded to the plaintiffs would exceed the net assets of GLD. In addition, affirmation of the High Court ruling and assessment of damages against GLD would have additional negative impacts on GLD, including the possibility that GLD could no longer manufacture or sell its primary product line. High Court decisions are generally affirmed on appeal in Singapore. For these reasons, Genelabs believes that it is probable that the value of its investment in GLD has been impaired and that there is reasonable basis for estimating the amount of the loss. The Company has considered the interim Bio-Rad royalty rate in estimating the amount of the impairment. Accordingly, Genelabs has written off its investment of $2.2 million at December 31, 1999.

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
 10.09    Industrial Net Lease Agreement by and between Registrant and
          Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit
          10.06 to the Form S-1).
 10.10    Amendment to Industrial Net Lease Agreement by and between
          Registrant and Metropolitan Life Insurance Company dated
          June 17, 1997 (incorporated herein by reference to Exhibit
          10.36 to Registrant's Form 10-Q for the quarter ended
          September 30, 1997).
 10.11    License Agreement, dated as of October 1, 1993, by and
          between Registrant and Stanford University (incorporated
          herein by reference to Exhibit 10.16 to the 1996 Form 10-K).
          *
 10.12    Agreement, dated as of January 26, 1996, by and between
          Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1996 (the "1996
          Form 10-K")). *
 10.13    Common Stock and Warrant Purchase Agreement, dated as of
          December 31, 1992, by and between Registrant and Abbott
          Laboratories (incorporated herein by reference to Exhibit
          10.19 to Registrant's Annual Report on the 1992 Form 10-K).
          *
 10.14    Stock Purchase Agreement, dated as of May 15, 1995, by and among Registrant, Genelabs Diagnostic, Inc., a wholly owned subsidiary of the Registrant, Johnson & Johnson Development
          Corporation, and Chiron Corporation (incorporated herein by reference to Exhibit 10.34 to Registrant's Form 10-Q for the quarter ended March 31, 1995 (the "1st Quarter 1995 Form
          10-Q")). *
 10.15    Asset Purchase Agreement, dated as of May 15, 1995, by and between Registrant and Genelabs Diagnostic, Inc.
          (incorporated herein by reference to Exhibit 10.36 to the
          1st Quarter 1995 Form 10-Q). *
 10.16    Joint Investment Agreement for formation of Genelabs
          Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by
          reference to Exhibit 10.28 to the 1995 Form 10-K). *
 10.17    Technology Transfer Agreement, dated as of November 21,
          1995, by and between Registrant and Genelabs Biotechnology
          Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K). *
 10.18    Grant from the Space and Naval Warfare Systems Command,
          sponsored by the Defense Advanced Research Projects Agency, effective as of February 3, 1998 (incorporated herein by
          reference to the 1997 Form 10-K).
 10.19    First Modification to Grant from the Space and Naval Warfare
          Systems Command (incorporated herein by reference to Exhibit
          10.26 to the 1998 Form 10-K).
 10.20    Second Modification to Grant from the Space and Naval
          Warfare Systems Command.
 23.01    Consent of Ernst & Young LLP, Independent Auditors.
    27    Financial Data Schedules (Exhibit 27 is submitted as an
          exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
          Commission).

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic Inc., and Genelabs Technologies, Inc. (Delaware). All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products. See Note 4 for discussion of the Company's diagnostics subsidiary.

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

REVENUE RECOGNITION

     Non-refundable up-front payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Payments received from rights granted to corporate partners are recognized upon receipt if they are nonrefundable and the Company has no future performance obligations.

     Revenue related to government grants or collaborative research with the Company's corporate collaborators is recognized as research services are performed over the term of each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone and royalty payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of events specified in the respective contracts.

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

STOCK BASED COMPENSATION

     The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

     Stock compensation expense for options granted to non-employees is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is remeasured and adjusted over the vesting term of the underlying options.

EARNINGS PER SHARE

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 1999, 1998 and 1997 would have included an additional 287,000, 230,000 and 598,000 shares, respectively, related to the Company's outstanding stock options, and 3,833,000, 3,465,000 and 3,333,000 shares, respectively, related to the Series A Convertible Preferred Stock.

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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
                                                              =======    =======

 4. DISCONTINUED OPERATION -- DIAGNOSTICS SUBSIDIARY

     The Company owns 100% of the common stock of Genelabs Diagnostics Pte. Ltd. ("GLD") through a series of separate domestic and foreign corporations. In 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed an HIV-2 patent owned by Institut Pasteur and exclusively licensed to Bio-Rad Laboratories Inc., formerly Pasteur Sanofi Diagnostics. Although the court has not yet ruled on the amount of damages and GLD has appealed the decision, the court has ruled that in the interim GLD must pay a royalty to Bio-Rad on sales of the products at issue in the lawsuit. If GLD is unsuccessful in its appeal, there will be a separate hearing to determine the amount of damages. If the interim royalty amount is applied retroactively to the period of alleged infringement, the damages awarded to the plaintiffs would exceed the net assets of GLD. In addition, affirmation of the High Court ruling and assessment of damages against GLD would have additional negative impacts on GLD, including the possibility that GLD could no longer manufacture or sell its primary product line. High Court decisions are generally affirmed on appeal in

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

Singapore. For these reasons, Genelabs believes that it is probable that the value of its investment in GLD has been impaired and that there is reasonable basis for estimating the amount of the loss. The Company has considered the interim Bio-Rad royalty rate in estimating the amount of the impairment. Accordingly, Genelabs has written off its investment of $2.2 million at December 31, 1999. Included in the amount written-off was the cash held by GLD, which has been reflected in the statement of cash flows as "net remittances to diagnostics subsidiary." Given the ownership structure and operating arrangements between Genelabs and GLD, the Company believes that there is no reasonable possibility of additional losses to Genelabs related to this lawsuit. Summarized financial information for GLD is as follows:

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 1999

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

June 21, 2000
                                          GENELABS TECHNOLOGIES, INC.

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

                /s/ JAMES A.D. SMITH                      President, Chief Executive      June 21, 2000
-----------------------------------------------------        Officer and Director
                  James A.D. Smith

PRINCIPAL FINANCIAL OFFICER:

                          *                                     Vice President,           June 21, 2000
-----------------------------------------------------       Chief Financial Officer
                 Richard A. Waldron

PRINCIPAL ACCOUNTING OFFICER:

                          *                                 Vice President, Finance       June 21, 2000
-----------------------------------------------------
                   Matthew M. Loar

CHAIRMAN OF THE BOARD OF DIRECTORS:

                          *                                                               June 21, 2000
-----------------------------------------------------
                    Irene A. Chow

ADDITIONAL DIRECTORS:

                          *                                                               June 21, 2000
-----------------------------------------------------
                  J. Richard Crout

                          *                                                               June 21, 2000
-----------------------------------------------------
                Thomas E. Dewey, Jr.

-----------------------------------------------------
                  Frank L. Douglas

                          *                                                               June 21, 2000
-----------------------------------------------------
                  Arthur Gray, Jr.

                          *                                                               June 21, 2000
-----------------------------------------------------
                    H. H. Haight

                          *                                                               June 21, 2000
-----------------------------------------------------
                    Alan Y. Kwan

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                          *                                                               June 21, 2000
-----------------------------------------------------
                    Nina K. Wang

              *By: /s/ JAMES A.D. SMITH
  -------------------------------------------------
                  James A.D. Smith
                  Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.27     Second Modification to Grant from the Space and Naval
          Warfare Systems Command.
23.01     Consent of Ernst & Young LLP, Independent Auditors.
27        Financial Data Schedule.