Form 10-Q
period 2000-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2000-08-10
CIK 874443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 46,119,862 shares of the Registrant's Common Stock issued and outstanding on August 10, 2000.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       June 30,        Deccember 31,
                                                                         2000              1999
                                                                     -----------       -------------
                                                                     (Unaudited)
                                     ASSETS

Current assets:
       Cash, cash equivalents and short-term investments:
         Cash and cash equivalents                                    $   1,174         $   2,534
         Short-term investments                                           1,609             5,565
                                                                      ----------        ---------
       Total cash, cash equivalents and short-term investments            2,783             8,099
       Other current assets                                                 113               471
                                                                      ----------        ---------
Total current assets                                                      2,896             8,570
Property and equipment, net                                               1,693             1,706
Minority investment in Taiwan-based
   biopharmaceutical company                                              1,174             1,174
Other assets                                                                168               239
                                                                      ----------        ---------
                                                                      $   5,931         $  11,689
                                                                      ==========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Short-term borrowings                                          $      --         $   1,000
       Accounts payable and other accrued liabilities                     2,243             2,288
       Accrued compensation and related expenses                            918             1,303
       Unearned contract revenue                                            584               969
                                                                      ----------        ---------
Total current liabilities                                                 3,745             5,560
Long-term obligations                                                       475               558
                                                                      ----------        ---------
Total liabilities                                                         4,220             6,118
                                                                      ----------        ---------
Shareholders' equity:
       Preferred stock                                                    4,841             9,682
       Common stock                                                     146,558           139,207
       Accumulated deficit                                             (149,688)         (143,318)
                                                                      ----------        ---------
Total shareholders' equity                                                1,711             5,571
                                                                      ----------        ---------
                                                                      $   5,931         $  11,689
                                                                      ==========        =========


            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 For the three months ended       For the six months ended
                                                            June 30                      June 30
                                                 --------------------------     ----------------------------
                                                    2000           1999             2000            1999
                                                 ----------    ------------     ------------    ------------
         Contract revenue                        $    1,635    $     2,310      $     3,617     $     4,139
                                                 -----------   ------------     ------------    ------------

         Operating expenses:
               Research and development               3,787          3,739            7,474           6,847
               General and administrative             1,432          1,274            2,631           2,501
                                                 -----------   ------------     ------------    ------------

                  Total operating expenses            5,219          5,013           10,105           9,348
                                                 -----------   ------------     ------------    ------------

         Operating loss                              (3,584)        (2,703)          (6,488)         (5,209)

         Interest income, net                            46            133              118             293
                                                 -----------   ------------     ------------    ------------

         Loss from continuing operations             (3,538)        (2,570)          (6,370)         (4,916)

         Loss from discontinued
           operations of diagnostics
           subsidiary                                    --           (317)               --           (348)
                                                 -----------   ------------     ------------    ------------

         Net loss                                $   (3,538)   $    (2,887)     $    (6,370)    $    (5,264)
                                                 ===========   ============     ============    ============

Loss per share - continuing operations           $    (0.09)   $     (0.06)     $     (0.16)    $     (0.12)
                                                 ===========   ============     ============    ============

Net loss per share                               $    (0.09)   $     (0.07)     $     (0.16)    $     (0.13)
                                                 ===========   ============     ============    ============

Weighted average shares outstanding               41,239,744    39,825,642       40,898,811      39,802,320
                                                 ===========   ============     ============    =============



            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               (INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the six months ended
                                                                          June 30,
                                                                  ------------------------
                                                                    2000           1999
                                                                   -------       -------
Cash flows from operating activities:

        Net loss                                                   (6,370)       $(5,264)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization expense                   285            305
              Loss of discontinued diagnostics subsidiary              --            348
        Changes in assets and liabilities:
              Receivables and other current assets                    358            (57)
              Accounts payable, accrued liabilities, accrued
                compensation and long-term obligations               (513)          (953)
              Unearned contract revenue                              (385)           220
                                                                   -------       --------
        Net cash used in operating activities                      (6,625)        (5,401)
                                                                   -------       --------
Cash flows from investing activities:

        Purchases of securities available-for-sale                     --         (3,000)

        Proceeds from sales and maturities of securities
           available-for-sale                                       3,956          8,857
        Capital expenditures                                         (272)          (714)
        Other                                                          71             43
                                                                  --------       --------
        Net cash provided by investing activities                   3,755          5,186
                                                                  --------       --------
Cash flows from financing activities:

        Proceeds from issuance of common stock                      2,510            244
        Payments on short-term borrowings                          (1,000)        (1,000)
                                                                  --------       --------
        Net cash provided by/(used in) financing activities         1,510           (756)
                                                                  --------       --------
Net decrease in cash and cash equivalents                          (1,360)          (971)
Cash and cash equivalents, beginning of the period                  2,534          3,631
                                                                  --------       --------
Cash and cash equivalents, end of the period                        1,174          2,660
Short-term investments, end of the period                           1,609         10,813
                                                                  --------       --------
Cash, cash equivalents and short-term investments,
   end of the period                                              $ 2,783        $13,473
                                                                 =========       ========

            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. Genelabs is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate the activation or deactivation of genes, or gene expression, and in the development of GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two clinical trials of GL701 for the treatment of lupus in women, and have submitted the clinical portion of a new drug application for GL701 to the U.S. Food and Drug Administration, or FDA. We plan to submit the remaining portions of the new drug application by the end of 2000. We intend that significant funding for the discovery and development of our future products would be provided by revenue from the sales of GL701, should the FDA approve it.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

     During the three months ended June 30, 2000 and 1999, the Company's comprehensive loss amounted to $(3,538,000) and $(2,852,000), respectively, and for the six months ended June 30, 2000 and 1999, the Company's comprehensive loss amounted to $(6,370,000) and $(5,332,000).

3.   CONVERSION OF CONVERTIBLE PREFERRED STOCK

     As of June 6, 2000, one of the two corporate investors that had previously purchased the Company's Series A Convertible Preferred Stock elected to convert their Preferred Stock into Genelabs common stock. Based on the conversion formula established when the Preferred Stock was issued in 1995, the Company issued 1,666,666 shares of common stock to this investor when the conversion notice was received.

     As of August 7, 2000, the remaining investor in the Company's Series A Convertible Preferred Stock elected to convert their Preferred Stock into Genelabs common stock, and the Company issued 1,666,666 shares of common stock to this investor. The effect of this second conversion will be recorded in Genelabs' third quarter financial statements. The Company no longer has any shares of Preferred Stock outstanding.

4.   SUBSEQUENT EVENTS

     On July 10, 2000, the Company entered into an agreement for an equity financing facility with Acqua Wellington North American Equities Fund, Ltd. covering the sale of up to $29 million of Genelabs common stock. Under this agreement, Acqua Wellington made an initial investment of $4 million through a purchase of 1,000,000 shares of Genelabs' registered common stock. Over the eighteen-month period beginning July 10, 2000, Genelabs has the ability to sell additional shares to Acqua Wellington, at Genelabs' discretion, at discounts ranging from 3.5% to 6% of the market price at the time of sale. The total amount of the investment will be dependent, in part, on Genelabs' stock price, with the Company controlling the amount and timing of the stock sold. Genelabs will issue no warrants in connection with this financing facility, and will pay no fees or other compensation to Acqua Wellington or any other parties.

     On August 8, 2000, Genelabs sold an additional 779,271 shares to Acqua Wellington for $3.1 million.

     The following pro forma balance sheet treats the equity transactions described above as if they had occurred on June 30, 2000, including estimated legal, accounting and other expenses. All amounts are in thousands of dollars.

                                                June 30      Pro-forma         June 30
                         ASSETS                  actual     adjustments       Pro-forma
                                                -------     -----------       ----------
       Cash and short-term investments          $ 2,783       $7,111            $ 9,894
       Other current assets                         113                             113
       Property and equipment, net                1,693                           1,693
       Minority investment in Taiwan
           based biopharmaceutical company        1,174                           1,174
       Other noncurrent assets                      168                             168
                                                -------     -----------       ----------
                                                $ 5,931       $7,111            $13,042
                                                =======     ===========       ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities                      $ 3,745       $  100            $ 3,845
       Long-term obligations                        475                             475
                                                -------     -----------       ----------
       Total liabilities                          4,220                           4,320
       Total shareholders' equity                 1,711        7,011              8,722
                                                -------     -----------       ----------
                                                $ 5,931       $7,111            $13,042
                                                =======     ===========       ==========

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the impact of adopting FIN 44 will not be material to the operating results or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning regulatory approval, clinical trials, progress of drug discovery programs, the Company's business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential" and similar expressions. Some of the factors that could cause material differences in actual results of the Company's activities are uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, intellectual property rights and other factors and risks detailed under the caption "Risk Factors" in the Company's 1999 Annual Report on Form 10-K/A, the Company's Registration Statement on Form S-3/A filed on June 21, 2000, and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate the activation or deactivation of genes, or gene expression, and in the development of GL701, our proprietary hormone treatment for a disease called systemic lupus erythematosus, or lupus. We have completed two clinical trials of GL701 for the treatment of lupus in women, and have submitted the clinical portion of a new drug application for GL701 to the U.S. Food and Drug Administration, or FDA. We plan to submit the remaining portions of the new drug application by the end of 2000. We intend that significant funding for the discovery and development of our future products would be provided by revenue from the sales of GL701, should the FDA approve it.

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

     In addition to our internal research efforts, we have licensed GL701 from Stanford University and developed it into a near-term product opportunity as a treatment for systemic lupus erythematosus. There are approximately 200,000 lupus patients in the United States and over a million worldwide. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs. It primarily affects women, many of whom experience initial symptoms when they are in their late teens or early twenties. There is no known cure for lupus and currently approved drug treatments are inadequate. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients. If approved by the FDA, GL701 will be the first new treatment for this debilitating disease in 40 years. We believe GL701 is ideally suited as our first pharmaceutical product because it addresses a clear, unmet medical need in an area for which no current therapies compete or are being actively promoted. In addition, infrastructure requirements for launching GL701 are relatively minor compared to those needed for other new drugs, since a concentrated physician specialty treats most lupus patients. Therefore, we plan to commercially introduce GL701 to the U.S. market ourselves, and to commercialize GL701 elsewhere in the world through partnerships or licensing arrangements with major pharmaceutical companies.

     We believe that Genelabs is uniquely positioned in the biopharmaceutical industry with both a near-term drug candidate that has completed clinical trials and a proprietary and potentially industry-changing approach to drug discovery.

RESULTS OF OPERATIONS - SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     The net loss was $3.5 million for the three months ended June 30, 2000, compared to $2.9 million for the same period in 1999. The increase in net loss in the second quarter of 2000 compared to the second quarter of 1999 was due to lower contract revenues and expenses related to the anticipated launch of GL701. Partially offsetting these items were lower costs for the Company's discontinued diagnostics subsidiary. There were no losses recorded for this subsidiary in the second quarter of 2000 because its net assets were written-off in 1999.

     Contract revenues decreased to $1.6 million in the second quarter of 2000 compared to $2.3 million in the second quarter of 1999 primarily due to the termination of the Company's collaboration with DuPont. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants and the establishment of new research, development and/or licensing agreements.

     Operating expenses increased to $5.2 million in the second quarter of 2000 compared to $5.0 million in the second quarter of 1999. In the second quarter of 2000, research and development expenses were 73% of operating expenses compared to 75% of operating expenses in 1999. Research and development expenses were $3.8 million in the second quarter of 2000 compared to $3.7 million in the second quarter of 1999. In the second quarter of 2000, Genelabs incurred higher costs for GL701, as the Company prepared and submitted to the FDA the clinical portion of its new drug application, and continued work on the other portions of the new drug application. Largely offsetting the higher costs for

GL701 were lower costs for the Company's drug discovery program and lower costs for non-core research programs. General and administrative expenses increased to $1.4 million in the second quarter of 2000 compared to $1.3 million in the second quarter of 1999 as the Company began preparations for building the internal infrastructure to support the anticipated launch of GL701.

RESULTS OF OPERATIONS - FIRST HALF 2000 COMPARED TO FIRST HALF 1999

     The net loss was $6.4 million for the six months ended June 30, 2000, compared to $5.3 million for the same period in 1999. The increase in net loss in the first half of 2000 compared to the first half of 1999 was primarily due to lower contract revenues and additional expenditures related to the Company's new drug application for GL701 for lupus.

     Contract revenues decreased to $3.6 million in the first half of 2000 compared to $4.1 million in the first half of 1999 primarily due to the termination of the Company's collaboration with DuPont, partially offset by revenues from a pilot research program entered into for one of Genelabs non-core research programs. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants and the establishment of new research, development and/or licensing agreements.

     Operating expenses increased to $10.1 million in the first half of 2000 compared to $9.3 million in the first half of 1999. In the first half of 2000 research and development expenses were 74% of operating expenses compared to 73% of operating expenses in the first half of 1999. Research and development expenses increased to $7.5 million in the first half of 2000 compared to $6.8 million in the first half of 1999 due to costs associated with the preparation of a new drug application with the FDA. General and administrative expenses were $2.6 million in the first half of 2000 compared to $2.5 million in the first half of 1999, as the Company began preparations for building the internal infrastructure to support the anticipated launch of GL701. In the first half of 2000 there were no losses recorded for the Company's discontinued diagnostics subsidiary since its net assets were written-off in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $2.8 million at June 30, 2000, compared to $8.1 million at December 31, 1999. The decrease in cash, cash equivalents and short-term investments during the first half of 2000 was primarily attributable to $6.6 million used in operations, $1.0 million used to repay short-term borrowings, and $0.3 million used to purchase capital equipment. These uses were partially offset by $2.6 million received from the exercise of stock options and other non-operating cash sources.

     Subsequent to June 30, 2000, Genelabs has received $7.1 million from the sale of common stock. Genelabs expects these funds to allow the Company to maintain its current and planned operations into the second quarter 2001, although prior to this time Genelabs intends to seek additional funds through additional sales of equity and through corporate partnership or licensing arrangements.

RISK FACTORS

     The following discussion summarizes several risks which management believes are particularly relevant at this time. There is more detailed information about these risks and additional risks under the caption "Risk Factors" in the Company's 1999 Annual Report on Form 10-K, as amended, and in the Company's Registration Statement on Form S-3, as amended. Shareholders and prospective investors are encouraged to review these documents.

IF THE FDA DOES NOT APPROVE GL701 FOR MARKETING IN THE UNITED STATES, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE HAVE NO OTHER CURRENT SOURCE OF POTENTIAL REVENUE.

     Genelabs has focused its development efforts to date on conducting clinical trials for GL701 for the treatment of women with systemic lupus erythematosus. Before we can market GL701 in the United States, the FDA must review and approve a new drug application submitted by Genelabs incorporating all of the data from the clinical trials of the drug. The new drug application also contains other required information, such as data relating to the toxicity of the drug and the manufacturing requirements of the drug. Genelabs recently submitted to the FDA part of its new drug application for GL701 for lupus, and plans to complete submission of the new drug application by the end of 2000. Genelabs' business plans depend on FDA approval of GL701 in the United States. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other current source of potential revenue.

GENELABS' RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

     Genelabs' research is in an early stage. Our research focuses on the discovery of pharmaceutical products that selectively regulate gene expression and separately, pharmaceutical products that treat viral, fungal and bacterial infections. To date, Genelabs' research programs have not produced a compound that has progressed into clinical trials. The goal of our research is to discover novel chemical compounds that bind directly to DNA or RNA, the fundamental matter in genes, and develop them into drugs. Genelabs, or others working in this area, may never achieve this goal.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS, WE WILL NOT BE ABLE TO CARRY OUT OUR BUSINESS PLAN, AND WE WILL NOT BE ABLE TO INTRODUCE GL701 TO THE MARKET.

     We have incurred losses in each year since our inception and have accumulated approximately $150 million in net losses through June 30, 2000, including a net loss of $12.8 million in 1999 and $6.4 million for the first half of 2000. We anticipate realizing a net loss at least through 2001, and we may not be profitable after that time. Our revenues may not be sufficient to fund operations or we may not achieve profitability or positive cash flow in the near future or at all. As of August 10, 2000, our cash balance was approximately $7.5 million. As of August 10, 2000, we also had additional committed sources of funding, primarily revenue from DARPA, of approximately $2.5 million due to Genelabs before the end of the year. We believe these funds are sufficient to sustain our operations into the second quarter of 2001. Thereafter, known sources of funding will not be sufficient to sustain our planned operations. Because we have limited funds, we will need to obtain additional funds to sustain our continuing operations and research and development activities.

     In order to have the necessary resources to commercially launch GL701, we plan to sell additional equity. This type of financing would dilute existing shareholders. If we do not complete financing arrangements currently contemplated, we may have to seek other sources of capital, such as strategic alliances, which may require us to grant third parties rights to our intellectual property assets. We may also need to change our operating plans. Longer-term, we plan to fund our operations principally from revenue from sales of GL701. However, GL701 may never receive FDA approval, and if it does, we may never generate revenue from sales of GL701. Although we are currently pursuing foreign GL701 licensing agreements, we may fail to enter into license agreements on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license our products or technology on commercially favorable terms, if at all. The unavailability of additional funds would harm our business by delaying or preventing the development, testing, regulatory approval, manufacturing or marketing of our products and technologies.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 1, 2000, the Company held its Annual Meeting of shareholders. One matter was voted upon at the meeting and the number of affirmative votes and withheld votes cast were as follows:

                                                                         Affirmative     Withheld
                                                                            Votes          Votes
                                                                         -----------     ---------
1.   Election of the Company's Directors:

                                                   Irene A. Chow          33,826,382       257,611
                                                J. Richard Crout          34,000,033        83,960
                                            Thomas E. Dewey, Jr.          33,983,678       100,315
                                                Arthur Gray, Jr.          33,992,348        91,645
                                                     H.H. Haight          34,000,883        83,110
                                                    Alan Y. Kwan          33,995,185        88,808
                                                James A.D. Smith          33,986,425        97,568
                                                    Nina K. Wang          33,959,525       124,468

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENELABS TECHNOLOGIES, INC.
                                       (Registrant)

                                       Principal Executive Officer:

                                       /s/ JAMES A.D. SMITH
Date: August 10, 2000                  -----------------------------
                                       James A.D. Smith
                                       President and Chief Executive Officer

                                       Principal Accounting Officer:

                                       /s/ MATTHEW M. LOAR
Date: August 10, 2000                  -----------------------------
                                       Matthew M. Loar
                                       Vice President, Finance

                               INDEX TO EXHIBITS

Number     Description
------     -----------
  27.      Financial Data Schedule