Form 10-Q
period 2000-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2000-11-14
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000. or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 46,164,761 shares of the Registrant's Common Stock issued and outstanding on November 3, 2000.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,    December 31,
                                                                      2000             1999
                                                                  -------------    ------------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
       Cash, cash equivalents and short-term investments:
         Cash and cash equivalents                                  $   6,728       $   2,534
         Short-term investments                                           470           5,565
                                                                    ---------       ---------
       Total cash, cash equivalents and short-term investments          7,198           8,099
       Receivables and other current assets                               216             471
                                                                    ---------       ---------
Total current assets                                                    7,414           8,570
Property and equipment, net                                             1,561           1,706
Minority investment in Taiwan-based
   biopharmaceutical company                                            1,013           1,174
Other assets                                                               --             239
                                                                    ---------       ---------
                                                                    $   9,988       $  11,689
                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                        $      --       $   1,000
       Accounts payable and other accrued liabilities                   1,816           2,288
       Accrued compensation and related expenses                        1,130           1,303
       Unearned contract revenue                                          501             969
                                                                    ---------       ---------
Total current liabilities                                               3,447           5,560
Long-term obligations                                                     501             558
                                                                    ---------       ---------
Total liabilities                                                       3,948           6,118
                                                                    ---------       ---------
Shareholders' equity:
       Preferred stock                                                     --           9,682
       Common stock                                                   158,424         139,207
       Accumulated deficit                                           (152,384)       (143,318)
                                                                    ---------       ---------
Total shareholders' equity                                              6,040           5,571
                                                                    ---------       ---------
                                                                    $   9,988       $  11,689
                                                                    =========       =========

           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                For the three months ended    For the nine months ended
                                                       September 30                 September 30
                                                --------------------------    -------------------------
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
         Contract revenue                        $  1,588       $  2,003       $  5,205       $  6,142
                                                 --------       --------       --------       --------
         Operating expenses:
               Research and development             3,496          3,189         10,970         10,036
               General and administrative           1,158          1,087          3,789          3,588
                                                 --------       --------       --------       --------
                  Total operating expenses          4,654          4,276         14,759         13,624
                                                 --------       --------       --------       --------
         Operating loss                            (3,066)        (2,273)        (9,554)        (7,482)

         Gain on partial sale of minority
           investment in Taiwan-based
           biopharmaceutical company                  282             --            282             --
         Interest income, net                          88            106            206            399
                                                 --------       --------       --------       --------
         Loss from continuing operations           (2,696)        (2,167)        (9,066)        (7,083)

         Loss from discontinued operations
          of diagnostics subsidiary                    --           (352)            --           (700)
                                                 --------       --------       --------       --------

         Net loss                                $ (2,696)      $ (2,519)      $ (9,066)      $ (7,783)
                                                 ========       ========       ========       ========

Loss per share - continuing operations           $  (0.06)      $  (0.05)      $  (0.21)      $  (0.18)
                                                 ========       ========       ========       ========

Net loss per share                               $  (0.06)      $  (0.06)      $  (0.21)      $  (0.20)
                                                 ========       ========       ========       ========

Weighted average shares outstanding                44,965         39,964         42,254         39,856
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

                                                                      For the nine months ended
                                                                             September 30,
                                                                      -------------------------
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
        Net loss                                                       $ (9,066)      $ (7,783)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization expense                         500            463
              Gain on partial sale of minority investment                  (282)            --
              Loss of discontinued diagnostics subsidiary                    --            700
                  Other                                                     239             44
        Changes in assets and liabilities:
              Receivables and other current assets                          255           (187)
              Accounts payable, accrued liabilities, accrued
                compensation and long-term obligations
                                                                           (702)        (1,032)
              Unearned contract revenue                                    (468)           439
                                                                       --------       --------
        Net cash used in operating activities                            (9,524)        (7,356)
                                                                       --------       --------
Cash flows from investing activities:
        Purchases of securities available-for-sale                         (470)        (5,565)

        Proceeds from maturities of securities available-for-sale         5,565         12,832
        Proceeds from partial sale of minority investment                   443             --
        Capital expenditures                                               (355)          (801)
                                                                       --------       --------
        Net cash provided by investing activities                         5,183          6,466
                                                                       --------       --------
Cash flows from financing activities:
        Proceeds from issuance of common stock                            9,535            488
        Payments on short-term borrowings                                (1,000)        (1,500)
                                                                       --------       --------
        Net cash provided by/(used in) financing activities               8,535         (1,012)
                                                                       --------       --------
Net increase/(decrease) in cash and cash equivalents                      4,194         (1,902)
Cash and cash equivalents, beginning of the period                        2,534          3,631
                                                                       --------       --------
Cash and cash equivalents, end of the period                              6,728          1,729
Short-term investments, end of the period                                   470          9,403
                                                                       --------       --------
Cash, cash equivalents and short-term investments,
   end of the period                                                   $  7,198       $ 11,132
                                                                       ========       ========

           See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. Genelabs is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate the activation or deactivation of genes, or gene expression, and in the development of Aslera(TM), which we formerly referred to as GL701, our proprietary hormone treatment for systemic lupus erythematosus ("SLE" or "lupus"). We have completed two pivotal clinical trials of Aslera for the treatment of lupus in women, submitted a new drug application for Aslera to the U.S. Food and Drug Administration (the "FDA"), and recently licensed certain North American rights to Watson Pharmaceuticals, Inc. We intend that significant funding for the discovery and development of our future products would be provided by royalties received from sales of Aslera, should the FDA approve it.

     These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

     During the three months ended September 30, 2000 and 1999, the Company's comprehensive loss amounted to $(2,696,000) and $(2,522,000), respectively, and for the nine months ended September 30, 2000 and 1999, the Company's comprehensive loss amounted to $(9,066,000) and $(7,854,000).

3.   ISSUANCE OF COMMON STOCK

CONVERSION OF CONVERTIBLE PREFERRED STOCK

     As of June 6, 2000 and August 7, 2000, the two corporate investors that had previously purchased the Company's Series A Convertible Preferred Stock elected to convert their Preferred Stock into Genelabs common stock. Based on the conversion formula established when the Preferred Stock was issued in 1995, the Company issued 1,666,666 shares of common stock to each of these two investors when the conversion notices were received.

SALES TO ACQUA WELLINGTON

     On July 10, 2000, the Company entered into an agreement for an equity financing facility with Acqua Wellington North American Equities Fund, Ltd. covering the sale of up to $29 million of Genelabs common stock. Under this facility, Genelabs has sold common stock to Acqua Wellington on two separate occasions. Upon the signing of the agreement on July 10, 2000, Genelabs sold 1,000,000 registered shares to Acqua Wellington for $4 million. Subsequently, on August 8, 2000 Genelabs sold an additional 779,271 registered shares to Acqua Wellington for $3.1 million. Over the eighteen-month period of this agreement Genelabs has the ability to sell additional shares to Acqua Wellington, at Genelabs' discretion, at discounts ranging from 3.5% to 6% of the market price at the time of sale. The total amount of the investment will be dependent, in part, on Genelabs' stock price, with the Company controlling the amount and timing of the stock sold. As of November 3, 2000, $21.9 million remained available to Genelabs under this equity financing facility.

4.   SUBSEQUENT EVENTS

     On November 12, 2000, Genelabs entered into a series of agreements with Watson Pharmaceuticals, Inc. In these agreements, Genelabs will receive approximately $30.5 million in exchange for certain rights to Aslera, 3,000,000 shares of Genelabs common stock, and a warrant for Watson to purchase
500,000 shares of common stock at $6.85 per share. If the FDA approves Aslera as a treatment for lupus, Genelabs will receive milestone payments and will receive royalties on product sales.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 must be applied to the Company's financial statements beginning in the fourth quarter 2000. Genelabs has determined that its accounting policies are in conformity with SAB 101. Accordingly, the Company does not expect the effectiveness of SAB 101 to result in any changes to its revenue recognition policy or to result in any adjustments to its financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 was effective on July 1, 2000 and its adoption was not material to the operating results or financial position of the Company.

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

     Genelabs Technologies, Inc. is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate the activation or deactivation of genes, or gene expression, and in the development of Aslera(TM), which we formerly referred to as GL701, our proprietary hormone treatment for a disease called systemic lupus erythematosus, or lupus. We have completed two clinical trials of Aslera for the treatment of lupus in women, and have submitted a new drug application for Aslera to the U.S. Food and Drug Administration, or FDA. We intend that significant funding for the discovery and development of our future products would be provided by royalties from the sales of Aslera, should the FDA approve it.

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

     In addition to our internal research efforts, we have licensed Aslera from Stanford University and developed it into a near-term product opportunity as a treatment for systemic lupus erythematosus. There are approximately 200,000 lupus patients in the United States and over a million worldwide. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs. It primarily affects women, many of whom experience initial symptoms when they are in their late teens or early twenties. There is no known cure for lupus and currently approved drug treatments are inadequate. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients. If approved by the FDA, Aslera will be the first new treatment for this debilitating disease in 40 years. We believe Aslera addresses a clear, unmet medical need in an area for which no current therapies actively compete or are being promoted. Recently, we licensed certain North American rights for Aslera to Watson Pharmaceuticals, Inc. whereby we received an up-front license fee and are entitled to milestone payments if the FDA approves the product for marketing in the United States and royalties on sales of the product. In the agreements with Watson, we retain rights to co-promote Aslera beginning the third year after commercial introduction. We plan to enter into additional licensing arrangements or partnerships with other pharmaceutical companies for rights in other areas of the world.

RESULTS OF OPERATIONS - THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     The net loss was $2.7 million for the three months ended September 30, 2000, compared to $2.5 million for the same period in 1999. The increase in net loss in the third quarter of 2000 compared to the third quarter of 1999 was due to lower contract revenues and higher expenses related to the anticipated launch of Aslera(TM). Partially offsetting these items were lower costs for the Company's discontinued diagnostics subsidiary and a gain from the partial sale of Genelabs' investment in a Taiwan-based biopharmaceutical company.

     Contract revenues decreased to $1.6 million in the third quarter of 2000 compared to $2.0 million in the third quarter of 1999 primarily due to the termination of the Company's early-stage research collaboration with the DuPont Pharmaceuticals Company. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants and the establishment of new research, development and/or licensing agreements or grants.

     Operating expenses increased to $4.7 million in the third quarter of 2000 compared to $4.3 million in the third quarter of 1999. In both the third quarter of 2000 and the third quarter of 1999, research and development expenses were 75% of operating expenses. Research and development expenses were $3.5 million in the third quarter of 2000 compared to $3.2 million in the third quarter of 1999. In the third quarter of 2000, Genelabs incurred higher costs for Aslera(TM), as the Company prepared and submitted to the FDA the completed new drug application and purchased additional supply of bulk drug. Partially offsetting the higher costs for Aslera were lower costs for the Company's non-core research programs. Costs incurred for the Company's drug discovery program in the third quarter of 2000 were comparable to the costs incurred in the third quarter of 1999. General and administrative expenses increased to $1.2 million in the third quarter of 2000 compared to $1.1 million in the third quarter of 1999 as the Company began preparations for building the internal infrastructure to support the anticipated launch of Aslera.

     During the third quarter of 2000 there were no losses recorded for the Company's discontinued diagnostics subsidiary since its net assets were written-off in 1999. Also, during the most recent quarter Genelabs recorded a gain of $0.3 million on the partial sale of its investment in a Taiwan-based biopharmaceutical company, and there was no comparable sale during the comparable quarter of 1999.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999

     The net loss was $9.1 million for the nine months ended September 30, 2000, compared to $7.8 million for the same period in 1999. The increase in net loss in the first nine months of 2000 compared to the first nine months of 1999 was primarily due to lower contract revenues and additional expenditures related to the Company's new drug application for Aslera(TM) for lupus.

     Contract revenues decreased to $5.2 million in the first nine months of 2000 compared to $6.1 million in the first nine months of 1999 primarily due to the termination of the Company's early-stage research collaboration with DuPont, partially offset by revenues from a pilot research program entered into for one of Genelabs non-core research programs. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing grants and the establishment of new research, development and/or licensing agreements or grants.

     Operating expenses increased to $14.8 million in the first nine months of 2000 compared to $13.6 million in the first nine months of 1999. In both the first nine months of 2000 and the first nine months of 1999, research and development expenses were 74% of operating expenses. Research and development expenses increased to $11.0 million in the first nine months of 2000 compared to $10.0 million in the first nine months of 1999 due to higher costs associated with the preparation of a new drug application with the FDA. General and administrative expenses increased to $3.8 million in the first nine months of 2000 compared to $3.6 million in the first nine months of 1999, as the Company began preparations for building the internal infrastructure to support the anticipated launch of Aslera.

     During the first nine months of 2000 there were no losses recorded for the Company's discontinued diagnostics subsidiary since its net assets were written-off in 1999. Also, during the first nine months of 2000, Genelabs recorded a gain of $0.3 million on the partial sale of its investment in a Taiwan-based biopharmaceutical company, and there was no comparable sale during the first nine months of 1999. These two non-operating items together resulted in an improvement of $1.0 million in the Company's net loss during the first nine months of 2000 compared to the first nine months of 1999, partially offsetting the increased operating loss for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $7.2 million at September 30, 2000, compared to $8.1 million at December 31, 1999. The decrease in cash, cash equivalents and short-term investments during the first nine months of 2000 was primarily attributable to $9.5 million used in operations, $1.0 million used to repay short-term borrowings, and $0.3 million used to purchase capital equipment. These uses were partially offset by $9.5 million received from the issuance of common stock, including $7.1 million issued to Acqua Wellington and approximately $2.4 million received upon the exercise of stock options and the purchase of stock under Genelabs employee stock purchase plans. In addition, Genelabs received $0.4 million upon the sale of a portion of its minority equity investment.

     On November 12, 2000, Genelabs entered into a series of agreements with Watson Pharmaceuticals, Inc. regarding Aslera. These agreements will provide Genelabs approximately $30.5 million in addition to the Company's November 12, 2000 cash balance of approximately $5.5 million. Genelabs expects these funds to allow the Company to maintain its current and planned operations into early 2003, although prior to this time Genelabs may seek additional funds through additional sales of equity and through additional corporate partnership or licensing arrangements.

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

IF THE FDA DOES NOT APPROVE ASLERA(TM) FOR MARKETING IN THE UNITED STATES, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE HAVE NO OTHER CURRENT SOURCE OF POTENTIAL REVENUE.

     Genelabs has focused its development efforts to date on conducting clinical trials for Aslera(TM), formerly referred to as GL701, for the treatment of women with systemic lupus erythematosus. Before Aslera can be marketed in the United States, the FDA must review and approve a new drug application submitted by Genelabs incorporating all of the data from the clinical trials of the drug. The new drug application also contains other required information, such as data relating to the toxicity of the drug and the manufacturing requirements of the drug. In September 2000, Genelabs submitted to the FDA its completed new drug application for Aslera for lupus. Genelabs' business plans depend on FDA approval of Aslera in the United States. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other current source of potential revenue.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27. Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     On July 10, 2000, the Company filed a Current Report on Form 8-K to announce establishment of an equity financing facility with Acqua Wellington North American Equity Funds, Ltd. ("Acqua Wellington"), which allows Genelabs to sell up to $29 million of common stock to Acqua Wellington. In this Current Report on Form 8-K, the Company also announced the sale of $4 million of Genelabs' registered common stock to Acqua Wellington.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENELABS TECHNOLOGIES, INC.
                                        (Registrant)

                                        Principal Executive Officer:

                                        /s/ JAMES A.D. SMITH
Date: November 14, 2000                 ----------------------------------------
                                        JAMES A.D. SMITH
                                        President and Chief Executive Officer


                                        Principal Financial and Accounting
                                        Officer:

                                        /s/ MATTHEW M. LOAR
Date: November 14, 2000                 ----------------------------------------
                                        MATTHEW M. LOAR
                                        Vice President, Finance

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.          Financial Data Schedule