Form 10-K405
period 2000-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2001-03-30
CIK 874443

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                              AS OF MARCH 27, 2001
                                                              --------------------
Aggregate market value of the voting stock held by
  non-affiliates of the Registrant..........................      $204,000,000
Number of shares of Common Stock outstanding................        49,475,379

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, statements concerning regulatory approval, clinical trials, progress of drug discovery programs, Genelabs' business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential," "goal" and similar expressions. Some of the factors that could cause material differences in actual results of Genelabs' activities are the uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, and intellectual property rights. These and additional factors and risks are discussed below, especially under "Risk Factors" at the end of this Item 1. Shareholders and prospective investors in Genelabs should carefully consider these risk factors. Genelabs disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have a near-term drug candidate, Aslera(TM), for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our marketing application. Aslera is a potential new treatment for systemic lupus erythematosus ("SLE" or "lupus"), a disease for which current therapies are not adequate. Longer term, our DNA-binding drug discovery program has the potential to create an entirely new class of pharmaceutical products that directly target DNA.

     In 2000, Genelabs submitted a New Drug Application for Aslera(TM) as a treatment for lupus to the FDA. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs. According to various industry sources, there are approximately 200,000 lupus patients in the United States and Genelabs believes there are over one million worldwide. If approved by the FDA, Aslera will be the first new drug approved in the U.S. for this debilitating disease in more than 40 years. Genelabs expects to receive a decision from the FDA on approval status by mid-year 2001. In November 2000, Genelabs entered into a collaboration and license agreement with Watson Pharmaceuticals, Inc., referred to as Watson, under which Watson plans to market Aslera in the United States, if the product is approved by the FDA.

     Genelabs believes it is well positioned in the biopharmaceutical industry with both a near-term product opportunity and a proprietary, potentially revolutionary approach to drug discovery. Genelabs intends to fund the discovery and development of future products from royalties received on sales of Aslera, if approved by the FDA.

DNA-TARGETED DRUG DISCOVERY PROGRAM

     Genelabs' research is focused on the discovery of DNA-targeted small molecule compounds. The objective of Genelabs' research program is to discover compounds that can be developed as potential drugs. Genelabs focuses its research in areas that address clinically unmet medical needs that are also commercially attractive. By targeting DNA, where many diseases originate, the Company believes it has an entirely new approach to disease intervention. Our core research strength is our expertise in designing, synthesizing, screening and testing DNA-binding compounds.

  2000 Research Progress

     In 2000, Genelabs achieved several important research goals. We:

     - built a sizable library of DNA-binding small molecule compounds synthesized in-house;

     - expanded screening capability for biological activity in cell-based assays;

     - identified DNA-binding small molecule lead compounds showing activity against pathogenic fungi and bacteria;

     - selected the most promising lead compounds for optimization; and

     - began the optimization of these lead compounds for potential further development.

     During 2000, Genelabs synthesized many DNA-binding small molecule compounds with antiinfective characteristics. Several of the compounds appear to be antibacterials and antifungals. In cell cultures, several compounds were shown in vitro to target pathogens effectively while leaving human T-4 cells and mice largely unharmed. Current lead compounds selected for optimization appear to interfere with DNA functions in bacterial and fungal cells more readily than in human and animal cells. Part of the drug discovery process includes exploring the specific mechanism by which these compounds act to impact pathogens or cell functions. An ultimate goal of Genelabs' DNA-binding drug discovery program is to design and develop compounds that target disease-causing genes in humans or genes in pathogens necessary for survival. The exploration of the mechanisms of action of the current lead compounds will provide us with valuable insight into our progress toward that goal.

     The current focus of our research is the optimization of our lead compounds. Compounds are selected as leads if they demonstrate certain drug-like properties desirable in early stage pharmaceutical research. Genelabs' business strategy is to pursue the optimization and development of promising compounds that demonstrate strong broad-spectrum biological activity with acceptable toxicity and pharmacokinetic profiles. Cell-based studies of an antifungal lead compound Genelabs has selected for optimization showed activity against common species of Candida, Aspergillus and other fungal organisms. Cell-based studies of an antibacterial compound Genelabs has selected for optimization showed activity against species of Enterococcus that have developed resistance to one of the most effective antibiotics, vancomycin, and strains of Staphylococcus aureus that have developed resistance to the antibiotic methicillin. These small molecule compounds have also shown acceptable toxicity and pharmacokinetic profiles in preliminary animal studies.

     Our initial focus is on infectious diseases such as opportunistic infections caused by invasive fungal pathogens or drug-resistant bacteria. The prevalence and severity of opportunistic infections have been increasing in immuno-compromised patients, and new and drug-resistant pathogens are constantly emerging. These organisms are a leading cause of infection-related morbidity and mortality in hospitals. There is a clear need for new drugs with unique mechanisms of action in these therapeutic areas. In addition, there may be shorter development timelines for compounds intended to treat these diseases, an advantage to getting new drugs to market, because the clinical development path for these diseases is fairly well defined.

  Drug Discovery Process

     Genelabs' drug discovery process includes:

     - design and synthesis of compounds with DNA-binding properties;

     - whole-cell screening for biological activity, including screens of pathogenic fungi, bacteria, parasites, viruses and cancers;

     - toxicity testing of compounds in cell cultures and in animals;

     - analysis of pharmacokinetics and metabolism;

     - determination of efficacy in animal models of diseases;

     - analysis of structure-activity relationship and optimization of lead structures based on efficacy, safety and pharmacokinetic profiles; and

     - selection of drug candidates for pre-clinical studies to lead to filing of Investigational New Drug applications ("IND") with the FDA prior to human clinical trials.

     Genelabs creates a database of information gathered during the drug discovery process and uses this information to select lead compounds for further optimization. Information obtained from optimization is incorporated into the drug discovery process, allowing for further refinement of the lead compounds by medicinal chemists. The desired outcome of this process is to select the compounds having the best pharmaceutical product profiles, taking into consideration activity against disease, potency, toxicity, and pharmacokinetics. We would then choose compounds to advance to the preclinical drug development stage. Once we identify a pre-clinical candidate, we can begin IND-enabling work, including process chemistry, formulation, animal studies conducted under the FDA's Good Laboratory Practices ("GLP") guidelines, and additional pharmacokinetics.

  Research Program Next Steps and Background

     Genelabs' business strategy for realizing value from our DNA-binding drug discovery technologies is to aggressively pursue optimization of our current lead compounds with the goal of filing INDs. Genelabs' current research goal is to identify at least one pre-clinical candidate by the end of 2001. In addition, we are actively engaged in seeking additional lead compounds in the antifungal and antibacterial areas, as well as in seeking DNA-targeted lead compounds against viruses, parasites, cancers and other therapeutic areas.

     Our chemistry efforts in 2001 will be focused on both the optimization of our current lead compounds and the diversification of our small molecule compound library. To maximize the utilization of our expertise and resources, and our opportunities for success, we will continue to screen our growing library of small molecule DNA-binding compounds against many different targets and explore the mechanism of action of these compounds. Our business strategy for research, and the objective of these efforts, is to advance our lead compounds toward the selection of pre-clinical candidates and to continue to build a pipeline of lead compounds and potential lead compounds.

     We plan to continue to leverage the knowledge gained since our DNA-binding drug discovery program's inception to accelerate the process for identification of additional lead compounds. A three-year research grant from the U.S. Defense Advanced Research Projects Agency ("DARPA") contributed to the advancement of Genelabs' DNA-binding and RNA-binding technologies. Funding under this grant ended as planned in February 2001. Genelabs made significant progress during this grant term that contributed to the identification of lead compounds in 2000. Our DNA-binding program began approximately eight years ago with an assay, that we named Merlin(TM), designed to identify small DNA-binding compounds that target unique DNA sequences. As the DNA-binding program expanded over the intervening period and we developed extensive knowledge about molecules that bind to DNA, we created additional assays and technologies that have been employed in our drug discovery process. The expansion of the program included development of biological screens against known pathogens, which has led to the generation of the current lead compounds.

     An ultimate goal of the DNA-targeted drug discovery program is to design and develop compounds that target disease-causing genes to regulate gene expression. Drugs that could bind to specific genes and control their expression would have significant therapeutic benefits. To date, we have used our technologies to measure DNA sequence-binding preferences for many molecules and numerous compounds have been designed and synthesized from these molecules. Many of the compounds synthesized in 2000 were designed to target key DNA sequences in genes previously identified by Genelabs.

     Genelabs believes that DNA is an advantageous and under-explored target for drug discovery and development because proper DNA functioning is fundamental to proper functioning of all cells and organisms. The products of gene expression (proteins) determine the functions of all cells, tissues and organs. The regulatory region of a gene is the site responsible for controlling gene expression and is therefore an attractive target for drug intervention. Gene expression is regulated by specialized proteins called transcription factors. Transcription factors recognize and bind to specific DNA sequences in the regulatory region, and control the gene to "turn on" or "turn off" the production of its specific functional protein. A disruption in the level or proper function of one or more transcription factors can lead to inappropriate gene expression and initiate a disease process. Drugs that could bind to specific genes, control their expression, and restore the proper function of cells would have significant therapeutic benefits.

     In addition to our DNA-binding drug discovery approach, we have explored related RNA-binding technologies. Because DNA and RNA have structural and chemical similarity, we have used the knowledge gained from our DNA-binding expertise to create RNA-binding technologies that employ similar chemistries but address different therapeutic areas. To date, Genelabs has achieved a higher level of success with our DNA-binding program and is therefore currently pursuing lead compounds in the DNA-binding area.

  Scientific Advisory Board

     To provide guidance and insight for our drug discovery research programs, Genelabs assembled a multi-disciplinary Scientific Advisory Board ("SAB") of distinguished scientists in 2000. These advisors have extensive expertise in chemistry, virology, molecular biology, microbiology and gene expression -- all areas of critical importance in Genelabs' drug discovery process. SAB members are:

    - Charles Cantor, Ph.D.   Chief Scientific Officer of Sequenom, Inc.; Professor,
                              Department of Biomedical Engineering and Biophysics and
                              Director, Center for Advanced Biotechnology, Boston
                              University; and Member of the National Academy of Sciences
    - Gary Felsenfeld, Ph.D.  Fellow of the American Association for the Advancement of
                              Science; Fellow of the American Academy of Arts and
                              Sciences; Associate Member, European Molecular Biology
                              Organization; and Member of the National Academy of Sciences
    - John Fried, Ph.D.       President, Fried and Company, Inc.; formerly Vice Chairman of the Board of Directors of Syntex Corporation and
                              President of Syntex Research
    - David A. Stevens, M.D.  Professor and Associate Chief of the Division of Infectious
                              Diseases and Geographic Medicine at Stanford University
    - David E. Wemmer, Ph.D.  Professor of Chemistry at the University of California,
                              Berkeley
    - Richard J. Whitley,     Professor of Pediatrics, Microbiology and Medicine at the
      M.D.                    University of Alabama at Birmingham

DRUG DEVELOPMENT PROGRAM: ASLERA(TM) FOR SYSTEMIC LUPUS ERYTHEMATOSUS

     Genelabs' near-term product opportunity, Aslera(TM) (formerly referred to as GL701) for the treatment of systemic lupus erythematosus (SLE), is being reviewed by the FDA. Genelabs completed submission of a New Drug Application ("NDA") for Aslera to the FDA in September 2000. The NDA was granted priority review status by the FDA and Genelabs expects the FDA to make a decision regarding approval of the marketing of Aslera in the U.S. by mid-year 2001. The FDA has also granted Aslera orphan drug status which, if Aslera is approved for marketing, provides for up to seven years of U.S. marketing exclusivity.

     After submission of the NDA, Genelabs licensed North American marketing rights for Aslera to Watson Pharmaceuticals, Inc. The collaboration and license agreement with Watson provides Genelabs with significant royalties on product sales and a milestone payment of up to $45 million if the FDA approves the marketing of Aslera for SLE. Through the collaboration, Genelabs and Watson jointly make certain decisions about the product, including decisions regarding the future development of Aslera for the pursuit of new formulations and new indications, the conduct of marketing studies or decisions in the event of a negative FDA decision regarding the product. Genelabs currently plans to pursue regulatory approval and commercializion of Aslera outside North America through licensing arrangements with established pharmaceutical companies.

     According to various industry sources, lupus affects approximately 200,000 patients in the U.S., and Genelabs believes that there are at least one million patients worldwide. Lupus is a severe, chronic, and frequently debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and nervous system. In the U.S., there have been no new drugs approved by the FDA for the treatment of lupus in more than 40 years. The current treatments for lupus are often inadequate, due either to limited benefits or to severe adverse side effects. Aslera, Genelabs' therapeutic candidate for lupus, is a pharmaceutical formulation designed for oral administration that contains highly purified prasterone (the synthetic equivalent of dehydroepiandrosterone or "DHEA", a naturally occurring hormone) as the active ingredient. Currently products containing DHEA are available as dietary supplements in the United States. Genelabs has consistently maintained that a governmental entity should regulate DHEA as a drug and as a controlled substance and in 2000 submitted documentation to both the FDA and the Drug Enforcement Agency (DEA) seeking such regulation. The FDA and DEA have not taken any action to date to limit or regulate the sale of DHEA as a dietary supplement. Genelabs has exclusive rights under U.S. patents granted to Stanford University for the use of DHEA to treat SLE.

  Clinical Rationale Behind Aslera(TM)

     Aslera provides an external source of DHEA, which is the most abundant steroid hormone produced by the adrenal glands, testes, ovaries, and brain. Lupus patients generally have abnormally low levels of DHEA (approximately 50% of normal), and studies have shown that hormonal influences play a role in the development and progression of the disease. Early studies at Stanford University indicated that oral use of DHEA could be effective and safe for the treatment of SLE. A Phase II clinical study conducted at Stanford University in 1993 and published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients' own assessments, the physicians' clinical assessments and a commonly accepted disease activity index, while placebo-treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a commonly used steroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis and diabetes, and is a leading cause of disability and death in lupus patients.

  Genelabs' Clinical Trial Results

     Since licensing patents covering the use of Aslera for the treatment of lupus from Stanford in 1993, Genelabs has successfully completed two Phase III double-blind randomized placebo controlled clinical trials of Aslera for lupus. The first of these Phase III trials, completed in 1997, evaluated Aslera's ability to reduce the steroid dose in steroid dependent women with mild to moderate lupus. All 191 women with SLE in this trial previously required prednisone or other steroids for their treatment. Patients in the trial received daily doses of 200 mg of Aslera, 100 mg of Aslera or placebo for seven to nine months. Data presented to the American College of Rheumatology on behalf of the Company showed that patients who received 200 mg daily doses of Aslera achieved the study's primary endpoint at a higher rate than patients who received placebo. The primary endpoint of this study was a sustained reduction in steroid dose to 7.5 mg per day or less (i.e., physiologic levels equivalent to those normally produced by the adrenal glands). The beneficial effect was most evident in the 137 lupus patients with active disease, defined as those patients with a Systemic Lupus Erythematosus Disease Activity Index ("SLEDAI") score greater than 2 at study entry. Among these patients, 51% of those who received daily doses of 200 mg of Aslera achieved the primary endpoint compared to 29% of those who received placebo (p=0.03).

     The second Phase III study, completed in 1999, evaluated Aslera's ability to improve or stabilize clinical outcome and disease symptoms in women with active lupus. The 381 women with SLE enrolled in this trial were randomized to receive either an oral dose of 200 mg of Aslera or placebo once a day for 12 months. In this trial, treatment with Aslera demonstrated a consistent pattern of efficacy across a number of primary and secondary variables. Patients with active disease, SLEDAI score greater than 2, treated with Aslera showed a 35% greater rate of response than the placebo group: 66% of Aslera patients responded to treatment compared to 49% of placebo patients. All placebo and Aslera patients were allowed to continue taking their existing medications for the full course of this trial. This improvement in response, defined as improvement or stabilization in all four scoring instruments measured, with no clinical deterioration, was statistically significant (p=0.005). The scoring instruments were SLEDAI, Systemic Lupus Activity Measure, Krupp Fatigue Severity Score, and Patient Global Assessment. Because of the inherent variability in these scoring instruments, the classification of a patient as a responder allowed for a slight deterioration in any of the four scores from baseline.

     The advantage of Aslera over placebo was consistent among secondary efficacy variables in the second Phase III study. A serious manifestation of SLE called flare, characterized by increased disease severity, occurred among 24% fewer patients who received Aslera than those who received placebo. In addition, certain specific symptoms associated with SLE occurred less frequently among Aslera recipients, including muscle pain, nasal and mouth ulcers and hair loss. Finally, in a subset of patients who had been taking steroids for at least six months prior to entering the study and who were eligible for bone density measurements using Dual X-ray Absorptiometry, the study showed that Aslera increased bone density. Many lupus patients are currently on steroids and steroids are known to decrease bone density, potentially leading to osteoporosis. Adverse events related to taking this hormone were mild and androgenic in nature, as expected, including acne, facial hair growth, hormonal changes and a reduction in HDL cholesterol.

     Both clinical trials showed Aslera to be well tolerated by patients. Incorporating the results of both of these trials, Genelabs submitted an NDA for Aslera for SLE to the FDA, and subsequently entered into the collaboration and license agreement with Watson Pharmaceuticals.

DNA AMPLIFICATION TECHNOLOGY

     United States patents were issued to Genelabs in 2000 covering fundamental nucleic acid amplification techniques first developed at the Company. Genelabs plans to offer licenses to practice these technologies. One of these technologies is a method of amplifying nucleic acids by attaching oligonucleotide linkers to the ends of target DNA sequences (Linker-Aided DNA Amplification or "LADA"). In LADA, researchers add linkers of known sequences to the ends of target DNA sequences, thereby providing a known primer sequence that is complementary to the attached linkers. The primers are then used to amplify the target DNA sequences. The DNA amplification can be accomplished by PCR(polymerase chain reaction)-dependent or non-PCR dependent methods. Another technology is commonly known as RACE (Rapid Amplification of cDNA Ends). In the RACE technique, a mixture of different sequence DNA fragments is first treated with terminal deoxynucleotide transferase to form a homopolymer tail on the DNA fragments. Complementary homopolymer primers are then used to amplify the DNA fragments. As with LADA, the DNA amplification can be accomplished by PCR-dependent or non-PCR dependent methods.

PARTNERED PROGRAMS

     Novel Viruses Discovered by Genelabs -- In connection with its discovery of the hepatitis E virus ("HEV"), Genelabs granted GlaxoSmithKline ("GSK") an exclusive worldwide royalty-bearing license to make, use and sell an HEV vaccine. GSK is developing this vaccine and has successfully completed two Phase I trials, showing the vaccine to be safe and immunogenic. In collaboration with Walter Reed Army Institute of Research and the National Institutes of Health, GSK plans to begin a Phase II trial of this vaccine candidate. In addition to GSK's vaccine license, Genelabs has granted Abbott Laboratories a royalty-bearing, non-exclusive worldwide license to develop and commercialize diagnostic products for HEV.

     After its discovery of certain polypeptide regions of the hepatitis C virus ("HCV"), Genelabs entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, which was acquired by Bio-Rad Laboratories, Inc. in 1999. Genelabs entered into royalty-bearing license agreements with Roche Diagnostics GmbH, Chiron Corporation and Ortho Diagnostic Systems Inc. to develop and commercialize diagnostic products for the hepatitis G virus ("HGV"), a virus discovered by the Company. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV and no assays developed for screening the blood bank supply. To date, royalties received under these HGV agreements have not been significant. These agreements also contain certain rights under Genelabs' HCV patents.

     GL331: Cancer -- The University of North Carolina at Chapel Hill and Yale University previously granted Genelabs a license covering certain compounds, including GL331, as potential treatments for certain cancers. Genelabs Biotechnology Co., Ltd., a company in which Genelabs has an investment, conducted a Phase II trial of GL331 in Taiwan that was completed in 2000. The results of that trial supported the decision that further development of GL331 is not warranted at this time. Genelabs has retained its rights to develop these compounds in the future. Genelabs is currently evaluating other anticancer compounds.

     Asthma Genomics Program -- Genelabs scientists isolated certain novel genes on human chromosome 5 in a region that has been genetically linked to asthma. Patent applications have been filed in the U.S. and internationally to claim these novel sequences. Genelabs is investigating the relevance of these genes to asthma, but is unlikely to devote further resources to this program unless the genes' association with asthma is demonstrated.

INVESTMENTS

     Minority Investment in Taiwan-based Biopharmaceutical Company -- Genelabs holds an 11% equity interest in a Taiwan-based company, Genelabs Biotechnology Co., Ltd. ("GBL"), which develops, manufactures and distributes pharmaceutical products in Asia. GBL holds the rights to market Aslera in Asia (except for Japan), Australia and New Zealand. GBL conducted a 119-patient Phase III trial of Aslera in Taiwan in accordance with U.S. Good Clinical Practices that was completed in 2000. Data from this trial were included in the NDA for Aslera submitted by Genelabs as supportive data from a foreign source.

     Genelabs Diagnostics Pte. Ltd. ("GLD") -- Genelabs owns 100%, through a series of separate domestic and foreign corporations, of this Singapore-based company that develops, manufactures and markets diagnostic products primarily in Europe and Asia. Genelabs plans to divest its interest in GLD and accordingly has accounted for GLD as a discontinued operation in the consolidated financial statements. Please also refer to Item 3 in this Form 10-K.

PATENTS AND LICENSES

     Genelabs seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. Genelabs owns over 40 issued U.S. patents; these patents cover our novel drug discovery technologies, Aslera, the Company's HEV and HGV discoveries, immunomodulatory genes, and other proprietary technologies. Genelabs also owns international patents in numerous countries that cover similar claims to its U.S. patents. In addition, Genelabs possesses many pending patent applications covering its novel drug discovery technologies and other proprietary technologies, but cannot estimate how many of these pending patent applications, if any, will be granted as patents. Genelabs also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties.

     Genelabs(R) and the Genelabs logo are registered trademarks, and Aslera(TM) is a trademark of Genelabs Technologies, Inc. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Genelabs.

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

     The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of the NDA for approval of the marketing and commercial shipment of the new drug. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs. Each manufacturing establishment must be determined to be adequate by the FDA before approval of product manufacturing. Manufacturing establishments are subject to inspections by the FDA for compliance with current Good Manufacturing Practices and licensing specifications before and after an NDA has been approved, and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities.

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

EMPLOYEES

     As of December 31, 2000, Genelabs had 90 full-time employees, of whom 68 were involved in research and development and 22 were in administration. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

                                  RISK FACTORS

     There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this 10-K.

RISKS RELATED TO GENELABS

IF THE FDA DOES NOT APPROVE ASLERA(TM), GENELABS' DRUG CANDIDATE FOR SYSTEMIC LUPUS ERYTHEMATOSUS, FOR MARKETING IN THE UNITED STATES, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE HAVE NO OTHER NEAR-TERM SOURCE OF POTENTIAL REVENUE.

     Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Aslera, formerly referred to as GL701, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and nervous system. Aslera is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

     Before our North American partner Watson Pharmaceuticals, Inc. can market Aslera in the United States, the FDA must review and approve a new drug application submitted by Genelabs. Genelabs has submitted this application to the FDA, and Genelabs' business plans depend on FDA approval of Aslera in the United States. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

     Other countries have similar regulatory requirements. Genelabs has not conducted any clinical trials for Aslera for lupus in other countries. Genelabs plans to enter into collaborations or licensing agreements regarding marketing Aslera in other countries with pharmaceutical companies with resources greater than Genelabs. If Genelabs does not enter into these agreements, Genelabs may not be able to sell, or might face delays related to commercial introduction of, Aslera in other countries, because Genelabs lacks the necessary resources.

IF ASLERA DOES NOT GAIN SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS WILL SUFFER BECAUSE WE WOULD NOT RECEIVE ANTICIPATED ROYALTIES TO FUND FUTURE OPERATIONS.

     A number of factors may affect the market acceptance of Aslera for lupus, including:

     - availability and level of reimbursement by insurance companies or government programs such as Medicaid;

     - the price of Aslera relative to other drugs for lupus treatment;

     - the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Aslera for the treatment of lupus;

     - the effectiveness of Watson's sales and marketing efforts;

     - side effects; and

     - unfavorable publicity concerning Aslera or other drugs on the market.

     In addition, if regulatory authorities fail to restrict the sale of DHEA without a prescription, the market may not accept Aslera. Dietary supplement manufacturers such as Schiff, Natrol and Nature's Plus market products containing DHEA as dietary supplements, available without a prescription where vitamins and herbal supplements are sold. Aslera contains highly purified prasterone, the synthetic equivalent of DHEA, as the active ingredient. The body produces DHEA, an androgenic hormone or steroid hormone that develops and maintains masculine characteristics, which is not a component of the diet. While we have consistently maintained that a governmental entity should regulate DHEA as a drug and as a controlled substance, neither the FDA nor the Drug Enforcement Agency, or DEA, has taken any action to date to limit or regulate the sale of DHEA. The FDA and DEA may not wish to, or may be unable to, regulate DHEA in the future. We have submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. We have also submitted documentation to the DEA requesting clarification of DHEA's status as an anabolic steroid, a steroid that promotes the storage of protein and growth of tissue. If DEA agrees that DHEA is an anabolic steroid, DHEA may no longer be publicly available as a dietary supplement. In the event that Aslera receives FDA approval, the concurrent sale of these dietary supplement products could significantly adversely affect or significantly limit the market for or the selling price of Aslera.

OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FOR ASLERA ARE SUBJECT TO REGULATION, INCLUDING BY THE FDA, AND IF THEY DO NOT MEET THEIR COMMITMENTS, WE WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS WHICH COULD DELAY SUPPLY OF PRODUCT TO THE MARKET.

     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on suppliers of prasterone, the active ingredient in Aslera, for production of Aslera. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. In addition, currently we have a single manufacturer, Schering Plough, to supply Aslera capsules and packaging for clinical trials and commercial sales. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on Schering Plough to manufacture Aslera. If Schering Plough does not meet FDA requirements or fails to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

     - the unavailability of adequate quantities of the active ingredient for commercial sale;

     - the loss of a supplier's or manufacturer's regulatory approval;

     - the inability to develop alternative sources in a timely manner or at all;

     - an interruption in supply of finished product; and

     - competing demands on the contract manufacturer's capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

WE ARE DEPENDENT ON WATSON TO MARKET ASLERA IN NORTH AMERICA AND IF THEY FAIL TO MEET EXPECTED LEVELS OF SALES OUR BUSINESS WILL SUFFER.

     We must rely on Watson to market Aslera in North America. Because royalties from sales of Aslera would be our primary near-term source of revenue, successful marketing, promotion and distribution of this product are critical to our success. We have limited internal sales, marketing and distribution capabilities and are entirely dependent on Watson to promote Aslera. If Watson fails to promote Aslera, our business will suffer because we will not receive anticipated revenue from product sales.

IF WE ARE UNABLE TO OBTAIN PATENTS OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE WOULD LOSE COMPETITIVE ADVANTAGE.

     Agency or court proceedings could invalidate our current patents, or patents that issue on pending applications. Our business would suffer if we do not successfully defend or enforce our patents, which would result in loss of proprietary protection for our technologies and products. Patent litigation may be necessary to enforce patents to determine the scope and validity of our proprietary rights or the proprietary rights of another.

     The active ingredient in Aslera is prasterone, more commonly known as dehydroepiandrosterone or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, Genelabs has filed patent applications covering additional uses for Aslera and various pharmaceutical formulations and intends to file additional applications as appropriate. Genelabs has filed patent applications covering compounds from its drug discovery programs, however, no patents are currently issued. Nine patents have issued covering Genelabs' drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections, and have expiration dates ranging from 2011 to 2015. A number of patent applications are pending.

     If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications Genelabs has filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Aslera owned by others might exist that we do not currently know about now or in the future. We might not obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

GENELABS' RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

     Genelabs' research is in an early stage. Our research focuses on the discovery of pharmaceutical products that bind to DNA and function as drugs, including products that selectively regulate gene expression and products that treat fungal, bacterial and viral infections. Gene expression controls the functions of all cells, tissues and organs. Selective regulation of gene expression using a DNA-binding drug means specifically "turning on" or "turning off" a gene, affecting its function. To date, Genelabs' research programs have not produced a compound that has progressed into clinical trials. Genelabs' product candidates, other than Aslera, are in an early stage of research. The goal of the research is to discover novel chemical compounds that bind directly to DNA or RNA, the fundamental matter in genes, and develop them into drugs. Genelabs, or others working in this area, may never achieve this goal.

     If Genelabs discovers compounds that have the potential to be drugs, public information about this research breakthrough may lead other companies with greater resources to focus more efforts on these types of compounds. Genelabs has limited human and financial resources. Creation of the type of compounds Genelabs seeks to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. Large pharmaceutical companies have access to the latest equipment and have many more personnel available to focus on solving particular research problems, including those that Genelabs is investigating. Therefore, even if our research programs are successful, we have a competitive disadvantage.

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

     We have incurred losses each year since our inception and have accumulated approximately $155.6 million in net losses through December 31, 2000, including a net loss of $12.3 million in 2000. If the FDA approves Aslera, we anticipate realizing a net loss at least until sometime after the approval. Thereafter, we anticipate realizing a net loss until the product is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Aslera, we may never be profitable and our revenues may never be sufficient to fund operations.

INDUSTRY RISKS

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT LEGAL AND FINANCIAL PENALTIES.

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, acids such as hydrochloric acid and flammable gases under pressure such as hydrogen. We use the following radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chromium(51), Hydrogen(3), Iodine(125), Nuclide, Phosphorus(32), Phosphorus(33) and Sulfur(35). We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials, which are bacteria, fungi, parasites, viruses and blood and tissue products. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under state or federal statutes. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our research and manufacturing facilities and operations.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE AGAINST POTENTIAL LIABILITIES IN ORDER TO PROTECT OURSELVES AGAINST PRODUCT LIABILITY CLAIMS.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products, such as Aslera for lupus, if approved, injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have clinical trial liability insurance, we may not be able to maintain this type of insurance for any of our clinical trials or in a sufficient amount. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

MARKET RISKS

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2000 and December 31, 2000, the closing price of our common stock fluctuated between $14.31 and $2.81 per share. Between January 1, 2001 and March 27, 2001 the closing price of our common stock fluctuated between $8.84 and $4.00 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for our stock price.

     In addition, numerous events occurring outside of our control may also impact the price of our common stock, including market conditions related to the biopharmaceutical industry. Other companies have defended themselves against securities class action lawsuits following periods of volatility in the market price of their common stock. If a party brings this type of lawsuit against us, it could result in substantial costs and diversion of management's time.

ITEM 2. PROPERTIES.

     The Company leases its principal research, clinical development and office facilities under an operating lease expiring in November 2002. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent of $855,000. Genelabs believes that this facility is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate its operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company owns 100% of the common stock of Genelabs Diagnostics Pte. Ltd. ("GLD") through a series of separate domestic and foreign corporations. On October 2, 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. On October 5, 1998, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, the "Plaintiffs") filed a Writ of Summons in the High Court of the Republic of Singapore against GLD and Nagase Singapore Pte. Ltd., GLD's Malaysian distributor. In the Writ, the Plaintiffs allege that GLD has, by making, using and selling HIV-2 Western Blot diagnostic products, infringed a Singaporean patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi (acquired by Bio-Rad Laboratories, Inc. in late 1999). The Plaintiffs are seeking injunctive relief and damages in an unspecified amount. On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed the patent and assessed an interim royalty to be paid by GLD to Bio-Rad until an appeal could be heard. On November 2, 2000, the Court of Appeals of the Republic of Singapore affirmed the High Court's decision and issued an injunction to prevent GLD from manufacturing or selling products that infringed Institut Pasteur's patent, which injunction has been stayed by the court at the request of the Plaintiffs from time to time. In 1999 Genelabs wrote off its investment in GLD based on the interim royalty assessed and Genelabs' belief that the damages are likely to exceed the net assets of GLD, preventing Genelabs from realizing any value from its investment in GLD. Singapore law provides for a separate hearing to assess the amount of damages and this hearing has not yet been held.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

          NAME             AGE                            POSITION
          ----             ---                            --------
Irene A. Chow, Ph.D......  62    Chairman and Chief Executive Officer
James A.D. Smith.........  42    President
Ming S. Chen, Ph.D.......  59    Vice President, Research
Marc Gurwith, M.D........  61    Vice President, Drug Development and Chief Medical Officer
Lynn M. Hughes...........  45    Vice President, Human Resources and Corporate Services
Heather Criss Keller.....  35    Vice President, General Counsel and Secretary
Matthew M. Loar..........  38    Vice President, Finance

     Irene A. Chow has been Chairman since April 1999 and has been Chief Executive Officer since January 2001. From 1995 through March 1999 she was President and Chief Executive Officer. Dr. Chow joined Genelabs as an officer and director in 1993. In addition to her duties at the Company, Dr. Chow is also the chairman of the board of Genelabs Biotechnology Co., Ltd. Prior to joining Genelabs, Dr. Chow held several positions at Ciba-Geigy Corporation, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. Prior to joining Ciba-Geigy, Dr. Chow served as an associate professor and assistant dean of Health Related Professions at Downstate Medical School, State University of New York. She holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

     James A.D. Smith has been President since April 1999. From January 2000 to January 2001 he also served as Chief Executive Officer. From October 1996 through March 1999 he was Chief Operating Officer. From June 1995 through September 1996 he was Vice President, Marketing and Business Development, and from January 1994 through June 1995 he was Director of Marketing. Prior to joining Genelabs, Mr. Smith was with ICN Pharmaceuticals for more than ten years in various marketing and business development positions, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California, San Diego.

     Ming S. Chen has been Vice President, Research since May 2000. Prior to joining Genelabs, from March 1997 until December 1999, Dr. Chen was Vice President and Chief Scientific Officer, Research and Development with TCW Pharmaceutical Corp. From December 1996 through February 1997 he was Vice President, Research and Development at Galileo Laboratories. Dr. Chen was Director of Biochemistry and Virology at Gilead Sciences, Inc. from August 1993 through December 1996. Dr. Chen has also held research positions with Syntex Research, Bristol-Myers, and Yale University School of Medicine for an aggregate of nineteen years. Dr. Chen received his Bachelor of Science degree from National Taiwan University and his Ph.D. in Chemistry from Auburn University.

     Marc Gurwith has been Vice President, Drug Development and Chief Medical Officer since August 1997. From January 1995 until August 1997 he was Vice President, Clinical Research and Associate Medical Director at Sequus Pharmaceuticals. Previously, he served as Vice President of Medical and Scientific Affairs at Boehringer Mannheim Pharmaceuticals and as Senior Director of Clinical Research at Wyeth-Ayerst Research. Dr. Gurwith received his M.D. from Harvard University, his J.D. from Temple University School of Law and his B.A. from Yale University.

     Lynn M. Hughes has been Vice President, Human Resources and Corporate Services since February 2000. From 1996 through joining Genelabs, she was Director, Human Resources at COR Therapeutics, Inc. Prior to joining COR, she held Human Resources positions with Navigation Technologies, Sony Electronics and Silicon Graphics. Ms. Hughes holds P.H.R. and C.C.P. Human Resources certifications and received her B.A. from the University of North Florida.

     Heather Criss Keller has been Vice President, General Counsel and Secretary since January 2001. From January 2000 until January 2001 she was Vice President, Legal Affairs and Secretary. From October 1998 through January 2000 she was Director of Legal Affairs, appointed Secretary in August 1999. From September 1996 until July 1998 she was Senior Corporate Counsel at Heartport, Inc. Prior to joining Heartport, Ms. Keller was an associate with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Keller received a J.D. from Vanderbilt University School of Law and a B.A. from Duke University.

     Matthew M. Loar has been Vice President, Finance since January 1999. From November 1996 until January 1999 he was Director of Finance and Controller, and from September 1995 through November 1996 he was Finance Manager. He held various positions in finance and accounting for approximately ten years prior to joining Genelabs, including five years in public accounting at Coopers & Lybrand. Mr. Loar is a Certified Public Accountant and has a B.A. in Legal Studies from the University of California, Berkeley.

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

                                                        HIGH     LOW
                                                        -----    ----
2000
1st Quarter...........................................  16.50    4.69
2nd Quarter...........................................   7.38    2.72
3rd Quarter...........................................   6.44    3.28
4th Quarter...........................................   6.25    3.56
1999
1st Quarter...........................................   3.16    1.69
2nd Quarter...........................................   2.50    1.44
3rd Quarter...........................................   4.50    1.50
4th Quarter...........................................   6.00    2.75

     As of March 27, 2001, there were approximately 644 holders of record of Genelabs Common Stock.

     Genelabs has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes quarterly financial data (Unaudited).

                                                DECEMBER 31    SEPTEMBER 30    JUNE 30    MARCH 31
                                                -----------    ------------    -------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000 QUARTER ENDED:
  Contract revenue............................    $ 1,870        $ 1,588       $ 1,635    $ 1,982
  Research and development expenses...........      3,701          3,496         3,787      3,687
  General and administrative expenses.........      1,837          1,158         1,432      1,199
  Loss from continuing operations.............     (3,216)        (2,696)       (3,538)    (2,832)
  Net loss....................................     (3,216)        (2,696)       (3,538)    (2,832)
  Loss per share from continuing operations...      (0.07)         (0.06)        (0.09)     (0.07)
  Net loss per share..........................      (0.07)         (0.06)        (0.09)     (0.07)
1999 QUARTER ENDED:
  Contract revenue............................    $ 1,875        $ 2,003       $ 2,310    $ 1,829
  Research and development expenses...........      3,917          3,189         3,739      3,108
  General and administrative expenses.........      1,116          1,087         1,274      1,227
  Loss from continuing operations.............     (3,056)        (2,167)       (2,570)    (2,346)
  Net loss....................................     (5,038)        (2,519)       (2,887)    (2,377)
  Loss per share from continuing operations...      (0.08)         (0.05)        (0.06)     (0.06)
  Net loss per share..........................      (0.13)         (0.06)        (0.07)     (0.06)

     The selected financial data presented below summarizes certain financial information from the Company's consolidated financial statements.

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2000        1999       1998        1997        1996
                                       --------    --------    -------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Contract revenue...................  $  7,075    $  8,017    $ 7,800    $  3,115    $  2,006
  Research and development
     expenses........................    14,671      13,953     12,615      12,022       9,647
  General and administrative
     expenses........................     5,626       4,704      4,349       4,508       5,063
  Loss from continuing operations....   (12,282)    (10,139)    (6,717)    (12,038)    (11,482)
  Net loss...........................   (12,282)    (12,821)    (6,605)    (12,897)    (11,397)
  Loss per share from continuing
     operations......................     (0.28)      (0.25)     (0.17)      (0.31)      (0.32)
  Net loss per share.................     (0.28)      (0.32)     (0.17)      (0.33)      (0.32)

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         2000        1999       1998        1997        1996
                                       --------    --------    -------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments..........  $ 34,671    $  8,099    $20,301    $ 21,099    $ 30,465
  Working capital....................    28,758       3,010     12,310      15,793      25,805
  Total assets.......................    37,594      11,689     26,807      29,925      41,908
  Shareholders' equity...............    24,000       5,571     17,786      23,210      35,924

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that are discussed under "Risk Factors" in Item 1 and elsewhere on this Annual Report on Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc. ("Genelabs" or the "Company") is a biopharmaceutical company focused on developing a new class of pharmaceutical products that target DNA. The Company believes it has an entirely new approach to identifying therapeutics for disease intervention. We also have a near-term drug candidate through our development of a potential new treatment for systemic lupus erythematosus ("SLE" or "lupus").

RESULTS OF OPERATIONS

  Years Ended December 31, 2000 and 1999

     Genelabs' net loss decreased by $0.5 million to $12.3 million in 2000 from $12.8 million in 1999. This decrease is primarily the result of significantly lower losses from the Company's discontinued diagnostics operations, offset by an increased loss from continuing operations of drug development and discovery.

     Contract revenues decreased $0.9 million to $7.1 million in 2000 compared to $8.0 million in 1999. Revenues from the Company's largest single source of revenue, Defense Advanced Research Projects Agency (DARPA) grant, were $5.0 million in 2000 and $5.2 million in 1999. The Company's research collaboration with DuPont Pharmaceuticals was terminated as of December 31, 1999 resulting in $1.1 million less revenue in 2000 compared to 1999. Genelabs also received a $10 million non-refundable up-front license fee from Watson Pharmaceuticals, Inc. ("Watson") in 2000, of which $0.4 million was recognized as revenue in 2000. The remainder of this fee was deferred and will be recognized as revenue over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs transfer of technology to Watson, and Genelabs fulfillment of supply obligations; the longest of these periods is estimated to approximate three and one half years.

     Operating expenses increased to $20.3 million in 2000 compared to $18.7 million in 1999. In 2000, 72% or $14.7 million of operating expenses were in research and development, compared to 75% or $14.0 million in 1999. The increase in research and development expenses was primarily the result of the Company's preparation and submission of a New Drug Application for Aslera to the FDA. General and administrative expenses increased to $5.6 million in 2000 compared to $4.7 million in 1999, as the Company began preparations for the commercial introduction of Aslera prior to licensing the North American rights to the product to Watson in November 2000.

     In 2000, the Company's interest income increased slightly to $0.6 million from $0.5 million in 1999 due to the Company's increased cash and short-term investment balance at the end of the year, after entering into agreements with Watson. In 2000, the Company recorded a gain of $0.4 million on the sale of a portion of its equity investment in a Taiwan-based biopharmaceutical company. In addition, Genelabs' investment in its diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd., was written off in 1999 and the net impact on current year results is zero as the Company has fully provided for this subsidiary's 2000 net income. The Company continues to believe that it will not realize any value from the shares it holds in the diagnostics subsidiary and is pursuing several avenues for disposition of these shares.

  Years Ended December 31, 1999 and 1998

     The net loss increased to $12.8 million in 1999 from $6.6 million in 1998, largely due to two nonoperating items that account for $4.2 million of the $6.2 million increase in net loss. The nonoperating items include a $2.8 million increase in net loss related to the Company's discontinued diagnostics subsidiary, which was written-off in 1999. As a result of this write-off, Genelabs is carrying its diagnostics subsidiary at no value in the financial statements, based on the Company's belief that Genelabs will not realize any value for its ownership of this company. The other significant nonoperating item impacting the comparison was a $1.4 million net gain on the partial sale of the Company's investment in a Taiwan-based biopharmaceutical company in 1998.

     Contract revenues increased to $8.0 million in 1999 from $7.8 million in 1998. The increase was largely due to $1.2 million in additional revenue from the Company's Defense Advanced Research Projects Agency grant in 1999 compared to 1998. Partially offsetting this increase in revenues was a reduction in revenue received from SmithKline for expansion of hepatitis E virus vaccine rights for which Genelabs received a fee of $1 million in 1998.

     Operating expenses increased to $18.7 million in 1999 from $17.0 million in 1998. In 1999, 75% of operating expenses were in research and development, compared to 74% in 1998. Research and development expenses increased to $14.0 million in 1999 compared to $12.6 million in 1998. Research and development expenses increased in the Aslera program as the Company purchased additional drug supply to complete the clinical program and analyzed the results of its second Phase III clinical trial in preparation for submitting a New Drug Application with the FDA. Costs in the drug discovery program increased as the Company hired chemists to synthesize molecules for the DNA-binding program. General and administrative expenses increased 8% in 1999, to $4.7 million from $4.3 million in 1998.

     Interest income decreased to $0.5 million from $1.0 million in 1998, due to Genelabs lower average cash balance during 1999. In 1999, the Company did not sell any of the shares it holds in its Taiwan-based investment, and accordingly there was no related gain or loss recorded, as compared to the net $1.4 million gain during 1998.

     Results from the discontinued diagnostics business, GLD, declined substantially in 1999, to a loss of $2.7 million compared to a profit of $0.1 million in 1998. This $2.8 million difference was comprised of a decrease in gross profit of $0.8 million, costs of $0.5 million for defending an HIV-2 patent infringement lawsuit, and a $2.2 million charge to write-off the net assets of GLD, partially offset by $0.7 million in reduced operating expenses. In 1999, the Company wrote-off the net assets of GLD because GLD lost an HIV-2 patent infringement suit which was brought in Singapore, and this loss significantly impaired the value of GLD and provided a reasonable basis for estimating the amount of loss.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investment balances totaling $34.7 million at December 31, 2000 compared to $8.1 million at December 31, 1999, an increase of $26.6 million. In addition, the Company has $21.9 million available from an equity facility with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). This equity facility allows Genelabs to sell stock to Acqua Wellington at a 3.5% to 6% discount to market when Genelabs' stock price is $4.00 per share or higher. The increase in cash balances during 2000 included approximately $30 million received by Genelabs from agreements with Watson Pharmaceuticals, Inc., approximately $7 million received from sales of common stock to Acqua Wellington, and approximately $3 million received from employee stock option and purchase plan programs. Decreases in cash during 2000 included approximately $12 million used in operations, exclusive of the non-refundable license fee received from Watson, and repayment of $1 million in short-term borrowings. The net cash used in operations included the Company's development of Aslera as a new treatment for lupus and the Company's DNA-targeted drug discovery program.

     The collaboration and license agreement with Watson provides a milestone payment of up to $45 million to Genelabs in the event of FDA approval of Aslera for SLE. Genelabs estimates that if Aslera is approved by the FDA, this milestone payment combined with the existing cash and short-term investments of Genelabs will be sufficient to fund the Company's operations for more than two years, prior to consideration of any royalty revenues on sales of Aslera. If Aslera is not approved by the FDA and the milestone is not received from Watson, Genelabs estimates that its cash and short-term investments will be sufficient to fund its operations for slightly over two years from December 31, 2000, or into early 2003. Since Genelabs' inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. Regardless of the FDA's decision on Aslera, we expect to incur substantial additional costs, including research costs for the Company's drug discovery technologies and development costs for Aslera. The amount of additional costs will depend on numerous factors including the FDA's decision, progress of our research and development programs and the status of corporate partnership agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Genelabs' exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments. Genelabs considers the risk minimal as the Company has maintained financial instruments with average maturities of less than two years, to date has not used derivative instruments, and has placed its investments with high quality debt issuers.

     Genelabs' exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company's investment in a Taiwan-based biopharmaceutical company, Genelabs Biotechnology Co., Ltd. This investment is the only item included in the balance sheet caption "Long-term investments." Genelabs may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. The Company does not believe that such foreign currency exchange rate changes will materially impact the value reported in the financial statements, even if the changes are significant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No.
1 -- Election of Directors " of the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be held on June 21, 2001 (the "Proxy Statement"). The information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by Item 10 is incorporated herein by reference to the section entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (a)(3) and (c) Index to Exhibits. The following documents are filed herewith or incorporated by reference herein.

    EXHIBIT
      NO.                            EXHIBIT TITLE
    -------                          -------------
     3.01     Registrant's Amended and Restated Articles of Incorporation
              (incorporated herein by reference to Exhibit 3.01 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K")).
     3.02     Registrant's Amended and Restated Bylaws.
     4.01     Specimen Certificate for Registrant's Common Stock
              (incorporated herein by reference to Exhibit 4.01 to
              Registrant's Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the
              "Form S-1")).
    10.01     Registrant's 1985 Employee Stock Option Plan and related
              documents, as amended to date (incorporated herein by
              reference to Exhibit 4.03 to the Registrant's Registration
              Statement on Form S-8 (File No. 33-81894) filed on July 25,
              1994 (the "July 1994 Form S-8").
    10.02     Registrant's 1987 Directors Stock Option Plan and related
              documents, as amended to date (incorporated herein by
              reference to Exhibit 10.02 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1995 (the "1995
              Form 10-K")).
    10.03     Registrant's 1991 Employee Stock Purchase Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to
              Registrant's Registration Statement on Form S-8 (File No.
              333-30083) filed on June 26, 1997).
    10.04     Registrant's 1994 Annual and Long-Term Incentive Based
              Compensation Program (incorporated herein by reference to
              Exhibit 4.03 to Registrant's Registration Statement on Form
              S-8 (File No. 33-85914) filed on November 3, 1994).
    10.05     Amendment to Registrant's 1994 Annual and Long-Term
              Incentive Based Compensation Program (incorporated herein by reference to Exhibit 10.05 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1997 ("the 1997
              Form 10-K")).
    10.06     Registrant's Amended 1994 Annual and Long-Term Incentive
              Based Compensation Plan.
    10.07     Registrant's 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to
              the Registrant's Registration Statement on Form S-8 (File
              No. 333-4806) filed on May 7, 1996).
    10.08     Registrant's 1995 Stock Option Plan, as amended to date
              (incorporated herein by reference to the 1997 Form 10-K).
    10.09     Form of Registrant's Indemnity Agreement entered into by
              Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).
    10.10     Industrial Net Lease Agreement by and between Registrant and
              Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit
              10.06 to the Form S-1).
    10.11     Amendment to Industrial Net Lease Agreement by and between
              Registrant and Metropolitan Life Insurance Company dated
              June 17, 1997 (incorporated herein by reference to Exhibit
              10.36 to Registrant's Form 10-Q for the quarter ended
              September 30, 1997).

    EXHIBIT
      NO.                            EXHIBIT TITLE
    -------                          -------------
    10.12     License Agreement, dated as of October 1, 1993, by and
              between Registrant and Stanford University (incorporated
              herein by reference to Exhibit 10.16 to the 1996 Form
              10-K).*
    10.13     Agreement, dated as of January 26, 1996, by and between
              Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996 (the "1996
              Form 10-K")).*
    10.14     Joint Investment Agreement for formation of Genelabs
              Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by
              reference to Exhibit 10.28 to the 1995 Form 10-K).*
    10.15     Technology Transfer Agreement, dated as of November 21,
              1995, by and between Registrant and Genelabs Biotechnology
              Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
    10.16     Common Stock Purchase Agreement, dated as of July 10, 2000, by and between Registrant and Acqua Wellington North
              American Equities Fund, Ltd. (incorporated herein by
              reference to Exhibit 99.1 to Registrant's Current Report on
              Form 8-K filed on July 10, 2000).
    10.17     Collaboration and License Agreement made as of November 12,
              2000 by and between Registrant and Watson Pharmaceuticals,
              Inc.**
    23.01     Consent of Ernst & Young LLP, Independent Auditors.

---------------
 * Confidential treatment has been granted with respect to certain portions of this document.

** Confidential treatment has been requested with respect to certain portions of this document.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENELABS TECHNOLOGIES, INC.

March 29, 2001                            By:       /s/ IRENE A. CHOW
                                            ------------------------------------
                                                       Irene A. Chow
                                            Chairman and Chief Executive Officer

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

PRINCIPAL EXECUTIVE OFFICER:

                  /s/ IRENE A. CHOW                          Chairman and Chief         March 29, 2001
-----------------------------------------------------         Executive Officer
                    Irene A. Chow

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                 /s/ MATTHEW M. LOAR                       Vice President, Finance      March 29, 2001
-----------------------------------------------------
                   Matthew M. Loar

ADDITIONAL DIRECTORS:

                /s/ J. RICHARD CROUT                                                    March 29, 2001
-----------------------------------------------------
                  J. Richard Crout

              /s/ THOMAS E. DEWEY, JR.                                                  March 29, 2001
-----------------------------------------------------
                Thomas E. Dewey, Jr.

                /s/ ARTHUR GRAY, JR.                                                    March 29, 2001
-----------------------------------------------------
                  Arthur Gray, Jr.

                  /s/ H. H. HAIGHT                                                      March 29, 2001
-----------------------------------------------------
                    H. H. Haight

                  /s/ ALAN Y. KWAN                                                      March 29, 2001
-----------------------------------------------------
                    Alan Y. Kwan

                /s/ JAMES A.D. SMITH                                                    March 29, 2001
-----------------------------------------------------
                  James A.D. Smith

-----------------------------------------------------
                    Nina K. Wang

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                 PAGE
                                                                 ----
Report of Ernst & Young LLP, Independent Auditors...........     F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and        F-3
     1999...................................................
  Consolidated Statements of Operations for the Years Ended      F-4
     December 31, 2000, 1999 and 1998.......................
  Consolidated Statement of Shareholders' Equity for the         F-5
     Years Ended December 31, 2000, 1999 and 1998...........
  Consolidated Statements of Cash Flows for the Years Ended      F-6
     December 31, 2000, 1999 and 1998.......................
  Notes to Consolidated Financial Statements................     F-7

     All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 8, 2001

                          GENELABS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash, cash equivalents and short-term investments:
     Cash and cash equivalents..............................  $  11,646    $   2,534
     Short-term investments.................................     23,025        5,565
                                                              ---------    ---------
  Total cash, cash equivalents and short-term investments...     34,671        8,099
  Other current assets......................................        478          471
                                                              ---------    ---------
          Total current assets..............................     35,149        8,570
Property and equipment, net.................................      1,459        1,706
Long-term investments.......................................        986        1,174
Other assets................................................         --          239
                                                              =========    =========
                                                              $  37,594    $  11,689
                                                              =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings.....................................         --    $   1,000
  Accounts payable and other accrued liabilities............      1,587        2,288
  Accrued compensation and related expenses.................      1,387        1,303
  Unearned contract revenue.................................      3,417          969
                                                              ---------    ---------
          Total current liabilities.........................      6,391        5,560
Accrued compensation........................................        578          558
Unearned contract revenue...................................      6,625           --
                                                              ---------    ---------
Total liabilities...........................................     13,594        6,118
                                                              ---------    ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized,
     none issued or outstanding at December 31, 2000, 10
     shares convertible Series A issued and outstanding at
     December'31, 1999......................................         --        9,682
  Common stock, no par value, 75,000 shares authorized,
     49,398 and 40,224 shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............    179,600      139,207
  Accumulated deficit.......................................   (155,600)    (143,318)
                                                              ---------    ---------
          Total shareholders' equity........................     24,000        5,571
                                                              ---------    ---------
                                                              $  37,594    $  11,689
                                                              =========    =========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999      1998
                                                              --------   --------   -------
Contract revenue............................................  $  7,075   $  8,017   $ 7,800
                                                              --------   --------   -------
Operating expenses:
  Research and development..................................    14,671     13,953    12,615
  General and administrative................................     5,626      4,704     4,349
                                                              --------   --------   -------
          Total operating expenses..........................    20,297     18,657    16,964
                                                              --------   --------   -------
Operating loss..............................................   (13,222)   (10,640)   (9,164)
Interest income, net........................................       589        501     1,025
Gains on sales of long-term investments, net................       351         --     1,422
                                                              --------   --------   -------
Loss from continuing operations.............................   (12,282)   (10,139)   (6,717)
(Loss)/income from discontinued operations of diagnostics
  subsidiary................................................        --     (2,682)      112
                                                              --------   --------   -------
Net loss....................................................  $(12,282)  $(12,821)  $(6,605)
                                                              ========   ========   =======
Loss per share from continuing operations...................  $  (0.28)  $  (0.25)  $ (0.17)
                                                              ========   ========   =======
Net loss per share..........................................  $  (0.28)  $  (0.32)  $ (0.17)
                                                              ========   ========   =======
Weighted average shares outstanding.........................    43,507     39,928    39,603
                                                              ========   ========   =======

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         SERIES A                               ACCUMULATED
                                        CONVERTIBLE                                OTHER           TOTAL
                                         PREFERRED     COMMON    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                           STOCK       STOCK       DEFICIT        INCOME          EQUITY
                                        -----------   --------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 1997............    $ 9,682     $137,604    $(123,892)       $(184)        $ 23,210
                                                                                                 --------
Comprehensive loss:
  Net loss and total comprehensive
     loss.............................                               (6,605)                       (6,605)
     Foreign currency translation
       adjustment.....................                                               450              450
                                                                                                 --------
Total comprehensive loss..............                                                             (6,155)
222 shares issued under the employee
  stock purchase plan.................                     499                                        499
105 shares issued under stock
  options.............................                     232                                        232
                                          -------     --------    ---------        -----         --------
BALANCE, DECEMBER 31, 1998............      9,682      138,335     (130,497)         266           17,786
Comprehensive loss:
  Net loss............................                              (12,821)                      (12,821)
  Foreign currency translation
     adjustment.......................                                              (266)            (266)
                                                                                                 --------
Total comprehensive loss..............                                                            (13,087)
114 shares issued under the restricted
  stock plan..........................                     234                                        234
199 shares issued under the employee
  stock purchase plan.................                     275                                        275
175 shares issued under stock
  options.............................                     363                                        363
                                          -------     --------    ---------        -----         --------
BALANCE, DECEMBER 31, 1999............      9,682      139,207     (143,318)          --            5,571
Comprehensive loss:
  Net loss............................                              (12,282)                      (12,282)
16 shares canceled under the
  restricted stock plan...............                     (26)                                       (26)
267 shares issued under the employee
  stock purchase plan.................                     456                                        456
811 shares issued under stock
  options.............................                   2,652                                      2,652
3,333 shares issued upon conversion of
  Series A convertible preferred
  stock...............................     (9,682)       9,682                                         --
1,779 shares issued to Acqua
  Wellington..........................                   6,925                                      6,925
3,000 shares and warrant to purchase
  500 shares issued to Watson
  Pharmaceuticals, Inc................                  20,533                                     20,533
Non-employee equity awards............                     171                                        171
                                          -------     --------    ---------        -----         --------
BALANCE, DECEMBER 31, 2000............    $    --     $179,600    $(155,600)       $  --         $ 24,000
                                          =======     ========    =========        =====         ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS)
                                 (IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(12,282)   $(12,821)   $ (6,605)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization expense.................       665         578         437
     Loss/(income) of discontinued diagnostics
       subsidiary..........................................        --       2,682        (112)
     Gains on sales of long-term investments...............      (351)         --      (1,422)
     Non-employee equity awards............................       171          --          --
  Changes in assets and liabilities:
     Other current assets..................................        (7)        (88)        330
     Accounts payable, accrued liabilities, and accrued
       compensation........................................      (597)       (596)        (96)
     Unearned contract revenue.............................     9,073         224         (98)
                                                             --------    --------    --------
          Net cash used in operating activities............    (3,328)    (10,021)     (7,566)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................   (29,824)     (4,460)    (24,556)
  Proceeds from sales and maturities of short-term
     investments...........................................    12,364      15,565      24,755
  Capital expenditures.....................................      (378)       (860)     (1,434)
  Proceeds from sales of long-term investments.............       539          --       4,300
  Net remittances (to)/from diagnostics subsidiary.........        --        (607)        678
  Other....................................................       199         (86)         (7)
                                                             --------    --------    --------
          Net cash (used in)/ provided by investing
            activities.....................................   (17,100)      9,552       3,736
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net..............    30,540         872         731
  Proceeds from short-term borrowings......................        --          --       2,500
  Payments on short-term borrowings........................    (1,000)     (1,500)         --
                                                             --------    --------    --------
          Net cash provided by/(used in) financing
            activities.....................................    29,540        (628)      3,231
                                                             --------    --------    --------
Net increase/(decrease) in cash and cash equivalents.......     9,112      (1,097)       (599)
Cash and cash equivalents, beginning of the period.........     2,534       3,631       4,230
                                                             --------    --------    --------
Cash and cash equivalents, end of the period...............    11,646       2,534       3,631
Short-term investments, end of the period..................    23,025       5,565      16,670
                                                             --------    --------    --------
Cash, cash equivalents and short-term investments, end of
  the period...............................................  $ 34,671    $  8,099    $ 20,301
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................  $     19    $     68    $     --
                                                             ========    ========    ========

                            See accompanying notes.

                          GENELABS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. SIGNIFICANT ACCOUNTING POLICIES

  Business Description

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on developing pharmaceutical products. The Company has a near-term drug candidate, Aslera(TM), for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our marketing application as a potential new treatment for systemic lupus erythematosus ("SLE" or "lupus"), a disease that is poorly addressed by current medications. Longer term, our DNA-binding drug discovery program has the potential to introduce an entirely new class of pharmaceutical products that directly target DNA.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc. and Genelabs Diagnostic, Inc. All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products. See Note 4 for discussion of the Company's diagnostics subsidiary. All amounts in footnotes are in thousands, except per share data.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

  Revenue Recognition

     Contract revenue for research and development, or R&D, is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Genelabs, are recognized on the earlier of when the payments are received or when collection is assured.

     Revenue from non-refundable upfront license fees where we continue involvement through development, a collaboration, or an obligation to supply product is recognized ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development, or over the period of the manufacturing obligation, when, at the execution of the agreement, the product is approved for marketing, or nearly approvable, and development risk has been substantially eliminated.

     Deferred revenues related to manufacturing obligations are recognized on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which we will supply the product.

     Revenue associated with development milestones, if any, will be recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue associated with royalty payments based on third party sales, if any, will be recognized as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

     Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

     Advance payments received in excess of amounts earned are classified as deferred revenue. The Company's three year grant from the Defense Advanced Research Projects Agency ("DARPA") applying Genelabs' DNA-binding and RNA-binding technologies towards the discovery of drugs that can be used as

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

countermeasures to agents of biological warfare ended in early 2001. Revenue has been recognized over the research term as expenses were incurred.

     The Company has a collaboration and license agreement with Watson Pharmaceuticals, Inc., whereby Watson has been granted the marketing rights for Aslera in North America. Genelabs received a non-refundable license fee and is entitled to milestone payments and royalties on product sales of Aslera if the FDA approves Aslera. The non-refundable license fee has been deferred and is being recognized on a straight-line basis over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs transfer of technology to Watson, and Genelabs fulfillment of supply obligations; the longest of these periods is currently estimated to approximate three and a half years. Also see Note 6 regarding sale of common stock and warrants to Watson.

     Revenue recognized from the Company's grants and collaborations represents 10% or more of total contract revenue. In 2000, there was one significant source of revenue accounting for 70% of total revenue. In 1999, there were two significant sources of revenue accounting for 64% and 19% of total contract revenue. In 1998, there were three significant sources of revenue accounting for 45%, 29%, and 13% of total contract revenue.

  Stock Based Compensation

     The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

     Compensation expense for options granted to non-employees is recorded at fair value of the consideration received or fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is remeasured and adjusted over the vesting term of the underlying options.

  Earnings Per Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 2000, 1999 and 1998 would have included an additional 1,373; 287; and 230 shares, respectively, related to the Company's outstanding stock options, and 1,667; 3,833; and 3,465 shares, respectively, related to the Series A Convertible Preferred Stock.

  Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at acquisition that are readily convertible into cash and have insignificant interest rate risk.

     The Company invests funds that are not required for immediate operating needs principally in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2000 and 1999, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in accumulated other comprehensive income. Amortization of premiums and discounts

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Long-Term Investments

     The Company uses the cost method of accounting for investments in long-term assets.

  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

 2. AVAILABLE-FOR-SALE SECURITIES

     The following table summarizes estimated fair value and cost of available-for-sale securities at December 31:

                                                             2000       1999
                                                            -------    ------
DESCRIPTION:
U.S. Treasury securities and obligations of U.S government
  agencies................................................  $16,879    $5,244
Corporate debt securities.................................   10,097     1,517
Asset-backed securities...................................    6,570        --
Money-market mutual funds.................................      572       250
                                                            -------    ------
                                                            $34,118    $7,011
                                                            =======    ======
BALANCE SHEET CLASSIFICATION:
Included in cash and cash equivalents.....................  $11,093    $1,446
Included in short-term investments........................   23,025     5,565
                                                            -------    ------
                                                            $34,118    $7,011
                                                            =======    ======
MATURITY:
Due within one year.......................................  $22,726    $7,011
Due after one year through two years......................   11,392        --
                                                            -------    ------
                                                            $34,118    $7,011
                                                            =======    ======

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 3. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                            2000       1999
                                                           -------    -------
Laboratory equipment.....................................  $ 4,127    $ 3,863
Leasehold improvements...................................    4,337      4,312
Office and other equipment...............................    2,178      1,760
                                                           -------    -------
                                                            10,642      9,935
Less accumulated depreciation and amortization...........   (9,183)    (8,229)
                                                           -------    -------
                                                           $ 1,459    $ 1,706
                                                           =======    =======

 4. DISCONTINUED OPERATION -- DIAGNOSTICS SUBSIDIARY

     At December 31, 2000, the Company owned 100% of the common stock of Genelabs Diagnostics Pte. Ltd. ("GLD") through a series of separate domestic and foreign corporations. In 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. Shortly thereafter, Institut Pasteur and Pasteur Sanofi Diagnostics filed a lawsuit in Singapore, alleging that GLD infringed an HIV-2 patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi Diagnostics. Subsequent to the filing of the lawsuit, Pasteur Sanofi Diagnostics was sold to Bio-Rad Laboratories Inc. ("Bio-Rad").

     On February 4, 2000, the High Court of the Republic of Singapore found that GLD infringed the patent. GLD appealed the decision to the Court of Appeal of the Republic of Singapore and in the interim the High Court assessed an interim royalty to be paid by GLD on sales of products that infringed the patent. The High Court did not determine the amount of past damages, however, as a separate hearing is required. Although past damages were not determined, if the interim royalty rate were applied retroactively to the full period of infringement, the damages awarded to the plaintiffs would exceed the net assets of GLD. Therefore, based largely on the High Court decision against GLD and the interim royalty assessed, Genelabs wrote-off its investment in GLD as of December 31, 1999.

     On November 2, 2000, the Court of Appeal of the Republic of Singapore affirmed the High Court's decision against GLD, and issued an injunction to prevent GLD from selling or manufacturing products that infringed Institut Pasteur's HIV-2 patent, which has been stayed by the court at the request of the plaintiffs from time to time. Bio-Rad has initiated proceedings for a separate hearing, which has not yet been held, to assess the amount of damages.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Summarized financial information for GLD for the years ended and as of December 31, is as follows:

                            STATEMENTS OF OPERATIONS

                                                   2000      1999       1998
                                                  ------    -------    ------
Product sales...................................  $7,925    $ 6,604    $7,905
Cost of sales...................................   4,108      3,673     4,207
                                                  ------    -------    ------
Gross profit....................................   3,817      2,931     3,698
Operating expenses..............................   2,960      3,393     3,586
                                                  ------    -------    ------
Income/(loss) prior to loss of patent
  litigation....................................     857       (462)      112
Charge recorded in consolidation to accrue for
  loss of HIV-2 patent infringement suit........     857      2,220        --
                                                  ------    -------    ------
(Loss)/income from discontinued operations......  $   --    $(2,682)   $  112
                                                  ======    =======    ======

                                 BALANCE SHEETS

                                                              2000      1999
                                                             ------    ------
Cash.......................................................  $2,215    $1,031
Accounts receivable........................................   1,337     1,196
Inventories................................................   1,661     1,906
Net property & equipment and other assets..................     421       512
                                                             ------    ------
          Total assets.....................................  $5,634    $4,645
                                                             ======    ======
Liabilities, principally current...........................  $5,634    $4,645
Net equity of Genelabs Diagnostics Pte. Ltd. ..............      --        --
                                                             ------    ------
          Total liabilities and net equity.................  $5,634    $4,645
                                                             ======    ======

 5. COMMITMENTS AND CONTINGENCIES

     The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring November 2002. The Company is required to pay certain maintenance expenses in addition to monthly rent. There are no other material lease obligations. At December 31, 2000, future minimum lease payments under all operating leases with original terms greater than one year are $928 and $859 for 2001 and 2002, respectively, for a total of $1,787, excluding sublease rentals. Total lease expense, net of sublease income, was $1,043, $911 and $953 for 2000, 1999 and 1998, respectively.

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

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 6. SHAREHOLDERS' EQUITY

  Convertible Preferred Stock

     As of June 6, 2000 and August 7, 2000, the two corporate investors holding the Company's Series A convertible preferred stock elected to convert their shares into Genelabs common stock. Based on the conversion formula established upon issuance of the preferred stock in 1995, the Company issued 1,666 shares of common stock to each of the two investors.

  Equity Financing

     On July 10, 2000, the Company entered into an equity financing facility with Acqua Wellington North American Equities Fund, Ltd. covering the sale of up to $29,000 of Genelabs common stock. Under this facility, Genelabs sold 1,779 registered shares of common stock to Acqua Wellington for $7,100. Over the eighteen-month period of this agreement Genelabs has the ability to sell additional shares, provided that Genelabs share price does not fall below $4.00 per share, to Acqua Wellington, at Genelabs' discretion, at discounts ranging from 3.5% to 6% of the market price at the time of sale. As of December 31, 2000, $21,900 remained available to Genelabs under this equity financing facility.

     The Company entered into a series of agreements with Watson for the licensing of marketing rights to Aslera in North America. In connection with these agreements the Company issued 3,000 shares of common stock and a warrant to purchase 500 shares of common stock to Watson for $20,550 in November 2000. The warrant is immediately exercisable at $6.85 per share and expires no later than November 2005.

  Common Stock

     At December 31, 2000, the Company had 9,471 shares reserved for future issues. During 2000, the Company recorded compensation expense of $171 for non-employee equity awards.

 7. STOCK-BASED COMPENSATION

     Employee Stock Purchase Plan ("Stock Purchase Plan"). Employees who meet certain minimum requirements are eligible to participate in the Company's Stock Purchase Plan, for which 1,500 shares of Common Stock have been reserved. Eligible employees are entitled to purchase stock at 85% of the price at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Purchases are limited to a maximum of $25 per year and employees can contribute up to 10% of total compensation. Through December 31, 2000 and 1999, a cumulative total of 1,125 and 858 shares, respectively, had been issued under the Stock Purchase Plan.

Stock Award Plans. The Company has stock award plans that provide for the issuance of shares of Common Stock to employees and independent contractors who are not officers or directors. There are 700 shares of Common Stock reserved for issuance under these plans. Through December 31, 2000 and 1999, a cumulative total of 204 and 220 shares had been issued under these plans.

     Stock Option Plan. The Company's stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally may not be granted at prices lower than fair market value on the date of grant and vest over periods ranging from two to four years, with expiration no later than ten years from the date of grant. At December 31, 2000, 1,425 shares were available for future grants.

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Stock option transactions from 1998 through 2000 are summarized as follows:

                                                              WEIGHTED          RANGE OF
                                              NUMBER OF       AVERAGE           EXERCISE
                                               SHARES      EXERCISE PRICE        PRICES
                                              ---------    --------------    --------------
Outstanding at December 31, 1997............    3,240          $3.96         $1.41 - $ 9.16
  Granted...................................      626          $2.94         $1.78 - $ 4.38
  Exercised.................................     (104)         $1.97         $1.41 - $ 2.63
  Canceled..................................     (340)         $4.44         $1.41 - $ 8.50
                                                -----          -----         --------------
Outstanding at December 31, 1998............    3,422          $3.79         $1.41 - $ 9.16
  Granted...................................    1,214          $2.18         $1.53 - $ 3.53
  Exercised.................................     (175)         $2.07         $1.41 - $ 3.47
  Canceled..................................     (636)         $4.10         $1.66 - $ 9.16
                                                -----          -----         --------------
Outstanding at December 31, 1999............    3,825          $3.34         $1.41 - $ 8.81
  Granted...................................    1,018          $5.29         $2.20 - $12.78
  Exercised.................................     (811)         $3.30         $1.41 - $ 6.43
  Canceled..................................     (604)         $3.53         $1.53 - $ 6.75
                                                -----          -----         --------------
Outstanding at December 31, 2000............    3,428          $3.85         $1.41 - $12.78
                                                =====          =====         ==============

     The exercise price ranges and average remaining terms of options outstanding and exercisable at December 31, 2000 were:

                  NUMBER OF    WEIGHTED    WEIGHTED    NUMBER OF    WEIGHTED
                   OPTIONS      AVERAGE    AVERAGE      OPTIONS     AVERAGE
   RANGE OF      OUTSTANDING   REMAINING   EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES  AT 12/31/00     TERM       PRICE     AT 12/31/00    PRICE
---------------  -----------   ---------   --------   -----------   --------
$1.41 - $ 2.97...    1,658     6.3 years    $2.40        1,210       $2.43
$3.06 - $ 5.99...    1,284     7.7 years    $4.60          471       $4.08
$6.25 - $12.78...      486     5.5 years    $6.84          386       $6.56
                    -----                                -----
$1.41 - $12.78...    3,428     6.7 years    $3.85        2,067       $3.58
                    =====                                =====

     There were options for 2,239 and 2,084 shares exercisable at December 31, 1999 and 1998, respectively.

     Disclosure of Fair Value of Stock Options. As disclosed in Note 1, Genelabs accounts for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principles require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. Accordingly, for disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate, the Company's management believes that this model does not provide a representative measure of the fair value of the options actually granted under the Company's stock-based compensation plans. To determine the pro forma disclosure, the Company used the following weighted average assumptions for 2000, 1999 and 1998, respectively: dividend yields of zero, risk-free interest rates of 6.0%, 6.0% and 5.0%, volatility factors of 1.0, 1.0 and 0.8, and a one-year expected life of the options after vesting. Based on these assumptions, the weighted-average fair value of options granted during 2000, 1999 and 1998 was $4.28, $1.38 and $1.70 per share, respectively. For purposes of pro forma disclosures, the estimated

                          GENELABS TECHNOLOGIES, INC.

                               DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

fair value of the options is expensed ratably over the options' vesting period. If the Company elected to record the fair value estimate of stock options in its financial statements, the net loss for 2000, 1999 and 1998, respectively, would have been $14,712, $14,339 and $8,168 and the net loss per share would have been $0.34, $0.36 and $0.21 per share.

 8. INCOME TAXES

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $119,000 that expire in various amounts between the years 2001 and 2020. In addition, the Company has federal research and development tax credit carryforwards of approximately $2,400 that expire in various amounts between the years 2001 and 2020. Under provisions of the Internal Revenue Code and similar state provisions, the availability of the Company's net operating loss and tax credit carryforwards may be subject to future limitations if future financing transactions result in significant ownership changes. To date, no restriction in the ability to utilize the Company's carryforwards is anticipated.

     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 41,100    $ 39,500
  Research credits.....................................     3,000       2,900
  Capitalized research expenditures....................     1,600       1,600
  Deferred revenue.....................................     4,000          --
  Other individually immaterial items, net.............     2,000       1,200
                                                         --------    --------
          Total deferred tax assets....................    51,700      45,200
Valuation allowance for deferred tax assets............   (51,700)    (45,200)
                                                         --------    --------
          Net deferred tax assets......................  $     --    $     --
                                                         ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For 2000, 1999 and 1998, the valuation allowance increased by $6,500, $4,100 and $1,800, respectively. Approximately $2,600 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.02       Registrant's Amended and Restated Bylaws
   10.06       Registrant's Amended 1994 Annual and Long-Term Incentive
               Based Compensation Plan
   10.17       Collaboration and License Agreement made as of November 12,
               2000 by and between Registrant and Watson Pharmaceuticals,
               Inc.*
   23.01       Consent of Ernst & Young LLP, Independent Auditors

---------------
* Confidential treatment has been requested with respect to certain portions of this document.