Form 10-Q
period 2001-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2001-05-15
CIK 874443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange X Act of 1934 for the quarterly period ended March 31, 2001.
---
                                       or
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                 to              .
---                                            ---------------    --------------

                           COMMISSION FILE NO. 0-19222

                           GENELABS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                            CALIFORNIA                                                94-3010150
                  (State or other jurisdiction of                      (I.R.S. employer identification number)
                  incorporation or organization)

                505 PENOBSCOT DRIVE, REDWOOD CITY,                                      94063
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

There were 49,482,876 shares of the Registrant's Common Stock issued and outstanding on May 7, 2001.

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GENELABS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    March 31,       December 31,
                                                                      2001              2000
                                                                   -----------      ------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
      Cash, cash equivalents and short-term investments:
        Cash and cash equivalents                                   $   7,319        $  11,646
        Short-term investments                                         23,568           23,025
                                                                    ---------        ---------
      Total cash, cash equivalents and short-term investments          30,887           34,671
      Other current assets                                                221              478
                                                                    ---------        ---------
Total current assets                                                   31,108           35,149
Property and equipment, net                                             1,561            1,459
Long-term investments                                                     960              986
                                                                    ---------        ---------
                                                                    $  33,629        $  37,594
                                                                    =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and other accrued liabilities                $   1,684        $   1,587
      Accrued compensation and related expenses                           946            1,387
      Unearned contract revenue                                         3,000            3,417
                                                                    ---------        ---------
Total current liabilities                                               5,630            6,391
Accrued compensation                                                      578              578
Unearned contract revenue                                               5,875            6,625
                                                                    ---------        ---------
Total liabilities                                                      12,083           13,594
                                                                    ---------        ---------
Shareholders' equity:
      Common stock                                                    179,860          179,600
      Accumulated deficit                                            (158,461)        (155,600)
      Accumulated other comprehensive income                              147               --
                                                                    ---------        ---------
Total shareholders' equity                                             21,546           24,000
                                                                    ---------        ---------
                                                                    $  33,629        $  37,594
                                                                    =========        =========



            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            For the three months ended
                                                    March 31,
                                            --------------------------
                                               2001            2000
                                            ---------       ----------
Contract revenue                             $  1,504        $  1,982
                                             --------        --------
Operating expenses:
         Research and development               3,411           3,687
         General and administrative             1,534           1,199
                                             --------        --------
              Total operating expenses          4,945           4,886
                                             --------        --------
Operating loss                                 (3,441)         (2,904)
Interest income, net                              580              72
                                             --------        --------
Net loss                                     $ (2,861)       $ (2,832)
                                             ========        ========

Net loss per share                           $  (0.06)       $  (0.07)
                                             ========        ========

Weighted average shares outstanding            49,446          40,558
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

                                                                          For the three months ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2001            2000
                                                                          ---------       ----------
Cash flows from operating activities:
        Net loss                                                           $ (2,861)       $(2,832)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Other comprehensive income:
                 Unrealized gains on available-for-sale securities              147             --
              Depreciation and amortization expense                             166            135
              Gains on sales of long-term investments                           (20)            --
              Non-employee equity awards                                         56             --

        Changes in assets and liabilities:
              Other current assets                                              257            193
              Accounts payable, accrued liabilities, accrued
                compensation and long-term obligations                         (344)          (789)
              Unearned contract revenue                                      (1,167)          (228)
                                                                           --------        -------
        Net cash used in operating activities                                (3,766)        (3,521)
                                                                           --------        -------
Cash flows from investing activities:
        Purchases of short-term investments                                  (6,140)            --
        Proceeds from sales and maturities of short-term investments          5,597          1,685
        Capital expenditures                                                   (268)          (196)
        Other                                                                    46             51
                                                                           --------        -------
        Net cash (used in) / provided by investing activities                  (765)         1,540
                                                                           --------        -------
Cash flows from financing activities:
        Payments on short-term borrowings                                        --         (1,000)
        Proceeds from issuance of common stock, net                             204          2,110
                                                                           --------        -------
        Net cash provided by financing activities                               204          1,110
                                                                           --------        -------
Net decrease in cash and cash equivalents                                    (4,327)          (871)
Cash and cash equivalents, beginning of the period                           11,646          2,534
                                                                           --------        -------
Cash and cash equivalents, end of the period                                  7,319          1,663
Short-term investments, end of the period                                    23,568          3,880
                                                                           --------        -------
Cash, cash equivalents and short-term investments,
   end of the period                                                       $ 30,887        $ 5,543
                                                                           ========        =======



            See notes to condensed consolidated financial statements.

                           GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                 MARCH 31, 2001

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries ("Genelabs" or the "Company") after elimination of all significant intercompany accounts and transactions. Genelabs is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have a near-term drug candidate, Aslera(TM), for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our marketing application. Aslera is a potential new treatment for systemic lupus erythematosus ("SLE" or "lupus"), a disease for which current therapies are not adequate. Longer term, our DNA-binding drug discovery program has the potential to create an entirely new class of pharmaceutical products that directly target DNA.

         These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. COMPREHENSIVE INCOME

         During the three months ended March 31, 2001 and 2000, the Company's comprehensive loss amounted to ($2,714) and ($2,832), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning regulatory approval, clinical trials, progress of drug discovery programs, the Genelabs' business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "potential," "goal" and similar expressions. Some of the factors that could cause material differences in actual results of Genelabs' activities are uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, intellectual property risks and other factors and risks detailed under the caption "Risk Factors" in the Company's 2000 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in Genelabs should carefully consider these risk factors. Genelabs disclaims any obligation to update these statements for subsequent events.

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

RESULTS OF OPERATIONS - FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

         Net loss was $2.9 million for the three months ended March 31, 2001 compared to a loss of $2.8 million for the same period in 2000.

          The Company recorded contract revenues of $1.5 million in the 2001 first quarter versus $2.0 million for the first quarter of 2000. The decrease in contract revenue was primarily due to lower revenues recorded after the completion, as expected, of the U.S. Defense Advanced Research Projects Agency ("DARPA") grant in early February 2001. Partially offsetting this decrease is an increase of $0.8 million of revenue recognized from the collaboration and license agreement made with Watson. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

         Operating expenses were $4.9 million in both the first quarter of 2001 and the first quarter of 2000. Research and development expenses represented 69% of operating expenses in the 2001 period compared to 75% of operating expenses for the same period in 2000. Research and development expenses decreased to $3.4 million for the three months ended March 31, 2001 versus $3.7 million for the three months ended March 31, 2000. The decrease in research and development was primarily attributable to lower costs in the Company's DNA-targeted drug discovery research program subsequent to the planned expiration of the DARPA grant. Research and development costs for the Company's near term product opportunity, Aslera, increased as Genelabs prepared for an FDA Advisory Committee meeting held in April, 2001. General and administrative expenses were $1.5 million in the first quarter of 2001, an increase from $1.2 million in the first quarter of 2000. This increase is the result of preparation costs for the potential commercial introduction of Aslera.

         Interest income increased to $0.6 million in the three months ended March 31, 2001 versus $0.1 million for the same period in 2000 as a result of a higher average balance of short-term investments during the current period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and short-term investment balances totaling $30.9 million at March 31, 2001 compared to $34.7 million at December 31, 2000. The $3.8 million decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations. In addition, Genelabs has $21.9 million available under an equity facility with Acqua Wellington North American Equities Fund that allows Genelabs to sell stock at a 3.5% to 6% discount to market when Genelabs' stock price is $4.00 per share or higher.

         The collaboration and license agreement with Watson provides a milestone payment of up to $45 million to Genelabs in the event of FDA approval of Aslera for SLE. Genelabs estimates that if Aslera is approved by the FDA, this milestone payment combined with the existing cash and short-term investments of Genelabs will be sufficient to fund the Company's operations for more than two years, prior to consideration of any royalty revenues on sales of Aslera. If Aslera is not approved by the FDA and the milestone is not received from Watson, Genelabs estimates that its cash and short-term investments will be sufficient to fund its operations into early 2003.

         Since Genelabs' inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. Regardless of the FDA's decision on Aslera, we expect to incur substantial additional costs, including research costs for the Company's drug discovery technologies and development costs for Aslera. The amount of additional costs will depend on numerous factors including the actions of regulatory agencies, progress of our research and development programs and the status of corporate partnership agreements.

CERTAIN BUSINESS RISKS

         The following discussion summarizes certain business risks which management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but there is more detailed information about these risks and additional risks under the caption "Risk Factors" in the Company's 2000 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

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

         Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on suppliers of prasterone, the active ingredient in Aslera, for production of Aslera. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. In addition, currently we have a single manufacturer, Schering Plough, to supply Aslera capsules and packaging for clinical trials and commercial sales. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on Schering Plough to manufacture Aslera. If Schering Plough does not meet FDA requirements or fails to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

         o the unavailability of adequate quantities of the active ingredient for commercial sale;

         o    the loss of a supplier's or manufacturer's regulatory approval;

         o the inability to develop alternative sources in a timely manner or at all;

         o    an interruption in supply of finished product; and

         o competing demands on the contract manufacturer's capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     3.01 Amended and Restated Articles of Incorporation of Genelabs Technologies, Inc.

(B)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENELABS TECHNOLOGIES, INC.
                                       (Registrant)

                                       Principal Executive Officer:

                                       /s/  IRENE A. CHOW
Date: May 14, 2001                     -----------------------------------
                                       IRENE A. CHOW
                                       Chairman and Chief Executive Officer

                                       Principal Financial and Accounting
                                       Officer:

                                       /s/  MATTHEW M. LOAR
Date: May 14, 2001                     ------------------------------------
                                       MATTHEW M. LOAR
                                       Vice President, Finance

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

   3.01 Amended and Restated Articles of Incorporation of Genelabs Technologies, Inc.