Form 10-Q
period 2001-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2001-08-13
CIK 874443

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3010150 (I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip code)

Registrant’s telephone number, including area code: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No [    ]

There were 49,698,317 shares of the Registrant’s Common Stock issued and outstanding on July 31, 2001.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash, cash equivalents and short-term investments:

Cash and cash equivalents	$17,733	$11,646

Short-term investments	8,962	23,025

Total cash, cash equivalents and short-term investments	26,695	34,671

Other current assets	326	478

Total current assets	27,021	35,149

Property and equipment, net	1,418	1,459

Long-term investments	960	986

	$29,399	$37,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and other accrued liabilities	$1,557	$1,587

Accrued compensation and related expenses	990	1,387

Unearned contract revenue	3,000	3,417

Total current liabilities	5,547	6,391

Accrued compensation	578	578

Unearned contract revenue	5,125	6,625

Total liabilities	11,250	13,594

Shareholders’ equity:

Common stock	180,256	179,600

Accumulated deficit	(162,148)	(155,600)

Accumulated other comprehensive income	41	—

Total shareholders’ equity	18,149	24,000

	$29,399	$37,594

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30		June 30

	2001	2000	2001	2000

Contract revenue	$1,076	$1,635	$2,580	$3,617

Operating expenses:

Research and development	3,489	3,787	6,900	7,474

General and administrative	1,733	1,432	3,267	2,631

Total operating expenses	5,222	5,219	10,167	10,105

Operating loss	(4,146)	(3,584)	(7,587)	(6,488)

Interest income, net	459	46	1,039	118

Net loss	$(3,687)	$(3,538)	$(6,548)	$(6,370)

Net loss per share	$(0.07)	$(0.09)	$(0.13)	$(0.16)

Weighted average shares outstanding	49,491	41,240	49,470	40,899

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(6,548)	$(6,370)

Adjustments to reconcile net loss to net cash used in operating activities:

Other comprehensive income:

Unrealized gains on available-for-sale securities	41	–

Depreciation and amortization expense	338	285

Non-employee equity awards	112	–

Changes in assets and liabilities:

Other current assets	152	358

Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(427)	(513)

Unearned contract revenue	(1,917)	(385)

Net cash used in operating activities	(8,249)	(6,625)

Cash flows from investing activities:

Purchases of short-term investments	(11,754)	–

Proceeds from sales and maturities of short-term investments	25,817	3,956

Capital expenditures	(297)	(272)

Other	26	71

Net cash provided by investing activities	13,792	3,755

Cash flows from financing activities:

Proceeds from issuance of common stock	544	2,510

Payments on short-term borrowings	–	(1,000)

Net cash provided by financing activities	544	1,510

Net decrease in cash and cash equivalents	6,087	(1,360)

Cash and cash equivalents, beginning of the period	11,646	2,534

Cash and cash equivalents, end of the period	17,733	1,174

Short-term investments, end of the period	8,962	1,609

Cash, cash equivalents and short-term investments, end of the period	$26,695	$2,783

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands)
June 30, 2001

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries (“Genelabs” or the “Company”) after elimination of all significant intercompany accounts and transactions. Genelabs is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have a near-term drug candidate, Aslera™, for which we are seeking marketing approval from the U.S. Food and Drug Administration, referred to as the FDA. Aslera is a potential new treatment for systemic lupus erythematosus (“SLE” or “lupus”), a disease for which current therapies are not adequate. Longer term, our DNA-binding drug discovery program has the potential to create an entirely new class of pharmaceutical products that directly target DNA.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. Comprehensive Income

     During the three months ended June 30, 2001 and 2000, the Company’s comprehensive loss amounted to ($3,646) and ($3,538), respectively. During the six months ended June 30, 2001 and 2000, the Company’s comprehensive loss amounted to ($6,507) and ($6,370), respectively.

3. Commitments

     In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson Pharmaceuticals, Inc. as of July 31, 2001, the Company had outstanding orders with third party suppliers totaling $2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, those statements concerning regulatory approval, clinical trials, progress of drug discovery programs, Genelabs’ business plans, anticipated expenditures and the timing and need for additional funds. Forward-looking statements may be identified by terminology such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “potential,” “goal” and similar expressions. Some of the factors that could cause material differences in actual results of Genelabs’ activities are uncertainty of regulatory approval, the outcome of drug discovery and product development efforts, manufacturing risks, intellectual property risks and other factors and risks detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the U.S. Securities and Exchange Commission. Shareholders and prospective investors in Genelabs should carefully consider these risk factors. Genelabs disclaims any obligation to update these statements for subsequent events.

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have a near-term drug candidate, Aslera™, for which we are seeking marketing approval from the U.S. Food and Drug Administration, referred to as the FDA. Aslera is a potential new treatment for systemic lupus erythematosus, which we refer to as SLE or lupus, a disease for which current therapies are not adequate. Longer term, our DNA-binding drug discovery program has the potential to create an entirely new class of pharmaceutical products that directly target DNA.

     In 2000, Genelabs submitted a New Drug Application, or NDA, for Aslera™ as a treatment for lupus to the FDA. Lupus is a life-long autoimmune disease that causes the immune system to attack the body’s own tissues and organs. According to various industry sources, there are approximately 200,000 lupus patients in the United States and Genelabs believes there are over one million worldwide. If approved by the FDA, Aslera will be the first new drug approved in the U.S. for this debilitating disease in more than 40 years. On June 26, 2001 Genelabs received a “not approvable” letter from the FDA and is currently working with the FDA to resolve the deficiencies cited in the letter. Genelabs is continuing its efforts toward approval of this product because of belief in its potential to improve the lives of women suffering from the debilitating effects of lupus. Genelabs has a collaboration and license agreement with Watson Pharmaceuticals, Inc., referred to as Watson, under which Watson plans to market Aslera in the United States, if the product is approved by the FDA.

     Genelabs believes it is well positioned in the biopharmaceutical industry with both a near-term product opportunity and a proprietary, potentially revolutionary approach to drug discovery. Genelabs intends to fund the discovery and development of future products from royalties received on sales of Aslera, if approved by the FDA.

Results of Operations – Second Quarter 2001 compared to Second Quarter 2000

     The net loss was $3.7 million for the three months ended June 30, 2001 compared to a loss of $3.5 million for the same period in 2000.

     The Company recorded contract revenues of $1.1 million in the second quarter 2001 versus $1.6 million for the second quarter of 2000. Of the decrease in contract revenue, $1.3 million was due the scheduled completion of the U.S. Defense Advanced Research Projects Agency (“DARPA”) grant in early 2001. Partially offsetting this decrease was an increase of $0.8 million of revenue recognized from the collaboration and license agreement with Watson. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $5.2 million in both the second quarter of 2001 and the second quarter of 2000. Research and development expenses represented 67% of operating expenses in the 2001 period compared to 73% of operating expenses for the same period in 2000. Research and development expenses decreased to $3.5 million for the three months ended June 30, 2001 versus $3.8 million for the three months ended June 30, 2000. The Company’s research and development is focused on discovering and developing pharmaceutical products. In the research area, costs for DNA-targeted drug discovery research decreased by approximately $0.3 million in the second quarter of 2001 compared to the second quarter of 2000 due to the scheduled expiration of the DARPA grant. Costs for the Company’s near term product development opportunity, Aslera, were approximately the same in the 2001 period compared to the same period in 2000. In the second quarter of 2001, Genelabs participated in an FDA Arthritis Advisory Committee meeting held in April, 2001, and the costs of this meeting were similar to costs incurred in the year earlier to prepare the New Drug Application with the FDA. General and administrative expenses were $1.7 million in the second quarter of 2001, an increase from $1.4 million in the second quarter of 2000. This increase is the result of preparation for the potential commercial introduction of Aslera.

     Interest income increased to $0.5 million in the three months ended June 30, 2001 from close to zero in the same period of 2000 as a result of higher cash and short-term investments during the second quarter of 2001.

Results of Operations – First Six Months of 2001 compared to First Six Months of 2000

     Net loss was $6.5 million for the six months ended June 30, 2001 compared to a loss of $6.4 million for the same period in 2000.

     The Company recorded contract revenues of $2.6 million in the first half of 2001 versus $3.6 million for the first half of 2000. The decrease in contract revenue was primarily due to lower revenues recorded after the scheduled completion of the DARPA grant in early February 2001. Partially offsetting this decrease is an increase in revenue recognized from the collaboration and license agreement with Watson. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $10.2 million in the first six months of 2001 and $10.1 million in the first six months of 2000. Research and development expenses represented 68% of operating expenses in the 2001 period compared to 74% of operating expenses for the same period in 2000. Research and development expenses decreased to $6.9 million for the six months ended June 30, 2001 versus $7.5 million for the six months ended June 30, 2000. The Company’s research and development is focused on discovering and developing pharmaceutical products. In the research area, costs for DNA-targeted drug discovery research decreased in the first half of 2001 compared to the first half of 2000 due to the scheduled expiration of the DARPA grant. Costs for the Company’s near term product development opportunity, Aslera, were approximately the same in the 2001 period compared to the same period in 2000. The Aslera costs were similar in the two periods because in 2001 Genelabs participated in an FDA Arthritis Advisory Committee meeting held in April, 2001, and the costs for this meeting were approximately the same as NDA preparation costs incurred in the year earlier. General and administrative expenses were $3.2 million in the first half of 2001, an increase from $2.6 million in the first half of 2000. This increase is the result of preparation costs for the potential commercial introduction of Aslera.

     Interest income increased to $1.0 million in the six months ended June 30, 2001 versus $0.1 million for the same period in 2000 as a result of higher cash and short-term investments during the first six months of 2001.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investment balances totaling $26.7 million at June 30, 2001 compared to $34.7 million at December 31, 2000. The $8.0 million decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations.

     In addition to the cash and short-term investments on hand, Genelabs has up to $21.9 million available under an equity facility with Acqua Wellington North American Equities Fund. This equity facility allows Genelabs to sell registered shares of its common stock to Acqua Wellington at a 3.5% to 6% discount to market when Genelabs’ stock price is $4.00 per share or higher. This equity facility currently expires in January 2002.

     The collaboration and license agreement with Watson provides a milestone payment of up to $45 million to Genelabs in the event of FDA approval of Aslera for SLE. Genelabs estimates that if Aslera is approved by the FDA, this milestone payment, combined with the existing cash and short-term investments of Genelabs, will be sufficient to fund the Company’s operations for more than two years, prior to consideration of any royalty revenues on sales of Aslera. If Aslera is not approved by the FDA and the milestone is not received from Watson, Genelabs estimates that its cash and short-term investments will be sufficient to fund its operations into early 2003.

     Since Genelabs’ inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. Regardless of the FDA’s decision on Aslera, we expect to incur substantial additional costs, including research costs for the Company’s drug discovery technologies and development costs for Aslera. The amount of additional costs will depend on numerous factors including the actions of regulatory agencies, progress of our research and development programs and the status of corporate partnership agreements.

Certain Business Risks

     The following discussion summarizes certain business risks which management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but there is more detailed information about these risks and additional risks under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which shareholders and prospective investors are encouraged to review.

If the FDA does not approve Aslera™, Genelabs’ drug candidate for systemic lupus erythematosus, for marketing in the United States, our business prospects will suffer because we have no other near-term source of potential revenue.

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

     Before our North American partner Watson Pharmaceuticals, Inc. can market Aslera in the United States, the FDA must review and approve a new drug application submitted by Genelabs. Genelabs has submitted this application to the FDA, and Genelabs’ business plans depend on FDA approval of Aslera in the United States. On June 26, 2001 Genelabs received a “not approvable” letter from the FDA and is currently working with the FDA to resolve the deficiencies cited in the letter. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

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

     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on suppliers of prasterone, the active ingredient in Aslera, for production of Aslera. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. In addition, currently we have a single manufacturer, Schering Plough, to supply Aslera capsules and packaging for clinical trials and commercial sales. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on Schering Plough to manufacture Aslera. If Schering Plough does not meet FDA requirements or fails to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

•	the unavailability of adequate quantities of the active ingredient for commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the inability to develop alternative sources in a timely manner or at all;

•	an interruption in supply of finished product; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

Genelabs’ research programs are in an early stage and may not successfully produce commercial products.

     Genelabs’ research is in an early stage. Our research focuses on the discovery of pharmaceutical products that bind to DNA and function as drugs, including products that selectively regulate gene expression and products that treat fungal, bacterial and viral infections. Gene expression controls the functions of all cells, tissues and organs. Selective regulation of gene expression using a DNA-binding drug means specifically “turning on” or “turning off” a gene, affecting its function. To date, Genelabs’ research programs have not produced a compound that has progressed into clinical trials. Genelabs’ product candidates, other than Aslera, are in an early stage of research. The goal of the research is to discover novel chemical compounds that bind directly to DNA or RNA, the fundamental matter in genes, and develop them into drugs. Genelabs, or others working in this area, may never achieve this goal.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s short-term investments. Genelabs considers the risk minimal as the Company has maintained financial instruments with average maturities of less than two years, to date has not used derivative instruments, and has placed its investments with high quality debt issuers.

     Genelabs’ exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genelabs Biotechnology Co., Ltd. This investment is the only item included in the balance sheet caption “Long-term investments.” Genelabs may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. The Company does not believe that such foreign currency exchange rate changes will materially impact the value reported in the financial statements, even if the changes are significant.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 21, 2001, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

		Affirmative	Withheld
		Votes	Votes

1.	Election of the Company's Directors:

	Irene A. Chow	40,149,522	1,538,129

	J. Richard Crout	40,340,455	1,347,196

	Thomas E. Dewey, Jr	40,353,028	1,334,623

	Arthur Gray, Jr	40,346,626	1,341,025

	H.H. Haight	40,225,621	1,462,030

	Alan Y. Kwan	40,338,983	1,348,668

	James A.D. Smith	40,160,729	1,526,922

	Nina K. Wang	39,943,276	1,744,375

2.	A proposal to approve the adoption of the 2001 Stock Option Plan was approved with 14,435,282 affirmative votes, 2,243,005 negative votes, 175,710 abstentions and 24,833,654 broker non-votes.

3.	A proposal to approve the adoption of the 2001 Employee Stock Purchase Plan was approved with 15,844,779 affirmative votes, 861,946 negative votes, 147,272 abstentions and 24,833,654 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant) Principal Executive Officer:

Date: August 13, 2001	/s/ Irene A. Chow Irene A. Chow Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

Date: August 13, 2001	/s/ Matthew M. Loar Matthew M. Loar Vice President, Finance