Form 10-Q
period 2001-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2001-11-13
CIK 874443

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3010150 (I.R.S. employer identification number)
505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip code)

Registrant’s telephone number, including area code: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

There were 49,699,150 shares of the Registrant’s Common Stock issued and outstanding on November 13, 2001.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$16,642	$11,646
Short-term investments	6,823	23,025

Total cash, cash equivalents and short-term investments	23,465	34,671
Other current assets	202	478

Total current assets	23,667	35,149
Property and equipment, net	1,318	1,459
Long-term investments	960	986

	$25,945	$37,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,654	$1,587
Accrued compensation and related expenses	1,480	1,387
Unearned contract revenue	3,000	3,417

Total current liabilities	6,134	6,391
Accrued compensation	307	578
Unearned contract revenue	4,375	6,625

Total liabilities	10,816	13,594

Shareholders’ equity:
Common stock	180,255	179,600
Accumulated deficit	(165,192)	(155,600)
Accumulated other comprehensive income	66	—

Total shareholders’ equity	15,129	24,000

	$25,945	$37,594

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30

	2001	2000	2001	2000

Contract revenue	$1,127	$1,588	$3,707	$5,205

Operating expenses:
Research and development	3,019	3,496	9,919	10,970
General and administrative	1,537	1,158	4,804	3,789

Total operating expenses	4,556	4,654	14,723	14,759

Operating loss	(3,429)	(3,066)	(11,016)	(9,554)
Interest income, net	385	88	1,424	206
Gain on sale of long-term investments	–	282	–	282

Net loss	$(3,044)	$(2,696)	$(9,592)	$(9,066)

Net loss per share	$(0.06)	$(0.06)	$(0.19)	$(0.21)

Weighted average shares outstanding	49,698	44,965	49,546	42,254

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(9,592)	$(9,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive income:
Unrealized gains on available-for-sale securities	66	–
Depreciation and amortization expense	511	500
Gain on sale of long-term investments	–	(282)
Non-employee equity awards	112	–
Other	–	239
Changes in assets and liabilities:
Other current assets	276	255
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(111)	(702)
Unearned contract revenue	(2,667)	(468)

Net cash used in operating activities	(11,405)	(9,524)

Cash flows from investing activities:
Purchases of short-term investments	(15,505)	(470)
Proceeds from sales and maturities of short-term investments	31,707	5,565
Proceeds from sales of long-term investments	–	443
Capital expenditures	(370)	(355)
Other	26	–

Net cash provided by investing activities	15,858	5,183

Cash flows from financing activities:
Proceeds from issuance of common stock	543	9,535
Payments on short-term borrowings	–	(1,000)

Net cash provided by financing activities	543	8,535

Net increase in cash and cash equivalents	4,996	4,194
Cash and cash equivalents, beginning of the period	11,646	2,534

Cash and cash equivalents, end of the period	16,642	6,728
Short-term investments, end of the period	6,823	470

Cash, cash equivalents and short-term investments, end of the period	$23,465	$7,198

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in thousands)
September 30, 2001

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

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. Comprehensive Income

     During the three months ended September 30, 2001 and 2000, the Company’s comprehensive loss amounted to ($3,019) and ($2,696), respectively. During the nine months ended September 30, 2001 and 2000, the Company’s comprehensive loss amounted to ($9,526) and ($9,066), respectively.

3. Commitments

     In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson Pharmaceuticals, Inc. as of September 30, 2001, the Company had outstanding orders with third party suppliers totaling $2.6 million.

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

     In 2000, Genelabs submitted a New Drug Application, or NDA, for Aslera™ as a treatment for lupus to the FDA. Lupus is a life-long autoimmune disease that causes the immune system to attack the body’s own tissues and organs. According to various industry sources, there are approximately 200,000 lupus patients in the United States and Genelabs believes there are over one million worldwide. If approved by the FDA, Aslera will be the first new drug approved in the U.S. for this debilitating disease in more than 40 years. On June 26, 2001 Genelabs received a “not approvable” letter from the FDA and is currently working with the FDA to resolve the deficiencies cited in the letter. Genelabs is continuing its efforts toward approval of this product because of the Company's belief in its potential to improve the lives of women suffering from the debilitating effects of lupus. Genelabs has a collaboration and license agreement with Watson Pharmaceuticals, Inc., referred to as Watson, under which Watson plans to market Aslera in the United States, if the product is approved by the FDA.

     Genelabs believes it is well positioned in the biopharmaceutical industry with both a near-term product opportunity and a proprietary, potentially revolutionary approach to drug discovery. Genelabs intends to fund the discovery and development of future products from royalties received on sales of Aslera, if approved by the FDA.

Results of Operations – Third Quarter 2001 compared to Third Quarter 2000

     The net loss was $3.0 million for the three months ended September 30, 2001 compared to a loss of $2.7 million for the same period in 2000.

     The Company recorded contract revenues of $1.1 million in the third quarter 2001 compared to $1.6 million for the third quarter of 2000. Of the decrease in contract revenue, $1.3 million was due the scheduled completion of the U.S. Defense Advanced Research Projects Agency (“DARPA”) grant in early 2001. Partially offsetting this decrease was an increase of $0.8 million of revenue recognized from the collaboration and license agreement with Watson. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $4.6 million in the third quarter of 2001 and $4.7 million in the third quarter of 2000. Research and development expenses represented 66% of operating expenses in the 2001 period compared to 75% of operating expenses for the same period in 2000. Research and development expenses decreased to $3.0 million for the three months ended September 30, 2001 compared to $3.5 million for the three months ended September 30, 2000. The Company’s research and development is focused on discovering and developing pharmaceutical products. In the research area, costs for DNA-targeted drug discovery research decreased in the third quarter of 2001 compared to the third quarter of 2000 due to the scheduled expiration of the DARPA grant. Costs for the Company’s near term product development opportunity, Aslera, were approximately the same in the 2001 period compared to the same period in 2000. General and administrative expenses were $1.5 million in the third quarter of 2001, an increase from $1.2 million in the third quarter of 2000. This increase is the result of higher costs related to resolution of a legal matter and preparation costs for the potential commercial introduction of Aslera.

     Interest income increased to $0.4 million in the three months ended September 30, 2001 from $0.1 million in the same period of 2000 as a result of higher cash and short-term investments during the third quarter of 2001.

Results of Operations – First Nine Months of 2001 compared to First Nine Months of 2000

     The net loss was $9.6 million for the nine months ended September 30, 2001 compared to a loss of $9.1 million for the same period in 2000.

     The Company recorded contract revenues of $3.7 million in the first nine months of 2001 compared to $5.2 million for the first nine months of 2000. The decrease in contract revenue was primarily due to lower revenues recorded after the scheduled completion of the DARPA grant in early February 2001. Partially offsetting this decrease is an increase in revenue recognized from the collaboration and license agreement with Watson. Contract revenues include grant, licensing, milestone, and research and development payments. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $14.7 million in the first nine months of 2001 and $14.8 million in the first nine months of 2000. Research and development expenses represented 67% of operating expenses in the 2001 period compared to 74% of operating expenses for the same period in 2000. Research and development expenses decreased to $9.9 million for the nine months ended September 30, 2001 compared to $11.0 million for the nine months ended September 30, 2000. The Company’s research and development is focused on discovering and developing pharmaceutical products. In the research area, costs for DNA-targeted drug discovery research decreased in the first nine months of 2001 compared to the first nine months of 2000 due to the scheduled expiration of the DARPA grant. Costs for the Company’s near term product development opportunity, Aslera, were approximately the same in the 2001 period compared to the same period in 2000. General and administrative expenses were $4.8 million in the first nine months of 2001, an increase from $3.8 million in the first nine months of 2000. This increase is the result of higher costs related to resolution of a legal matter and preparation costs for the potential commercial introduction of Aslera.

     Interest income increased to $1.4 million in the nine months ended September 30, 2001 compared to $0.2 million for the same period in 2000 as a result of higher cash and short-term investments during the first nine months of 2001.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investment balances totaling $23.5 million at September 30, 2001 compared to $34.7 million at December 31, 2000. The $11.2 million decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations.

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

     Before our North American partner Watson Pharmaceuticals, Inc. can market Aslera in the United States, the FDA must review and approve a new drug application submitted by Genelabs. Genelabs has submitted this application to the FDA and Genelabs’ business plans depend on FDA approval of Aslera in the United States. On June 26, 2001 Genelabs received a “not approvable” letter from the FDA and is currently working with the FDA to resolve the deficiencies cited in the letter. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

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

     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on suppliers of prasterone, the active ingredient in Aslera, for production of Aslera. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. In addition, currently we have a single manufacturer, Schering Plough, to supply Aslera capsules and packaging for clinical trials and commercial sales. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on Schering Plough to manufacture Aslera. If Schering Plough does not meet FDA requirements or fails to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

•	the unavailability of adequate quantities of the active ingredient for commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the inability to develop alternative sources in a timely manner or at all;

•	an interruption in supply of finished product; and

•	competing demands on the contract manufacturer’s capacity: for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Genelabs Diagnostics Pte. Ltd. (“GLD”) is a wholly owned subsidiary of the Company that is accounted for as a discontinued operation and has previously been written-off. In September 2001, GLD settled a lawsuit that was brought against it in 1998 by Institut Pasteur and Pasteur Sanofi Diagnostics (acquired by Bio-Rad Laboratories, Inc. in 1999). The amount of the settlement was within estimates established when the subsidiary was written-off and, accordingly, no further income or expenses related to the suit are included in the Company’s financial statements for the period ending September 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

/s/ Irene A. Chow
Date: November 13, 2001	Irene A. Chow Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Matthew M. Loar
Date: November 13, 2001	Matthew M. Loar Chief Financial Officer