Form 10-K405
period 2001-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2002-03-29
CIK 874443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-19222

Genelabs Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	94-3010150
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

505 Penobscot Drive

Redwood City, California 94063
(Address of Principal Executive Offices, Including Zip Code)

(650) 369-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

As of March 21, 2002

Aggregate market value of the voting stock held by non-affiliates of the Registrant:	$82,080,000
Number of shares of Common Stock outstanding:	49,847,934

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, including those identified by the words “may,” “will,” “anticipates,” “intends,” “believes,” “expects,” “plans,” “potential” and similar expressions. These forward-looking statements include, among others, statements regarding:

•	potential FDA actions with respect to our NDA for Aslera, including whether or not the Aslera NDA ultimately will receive marketing approval;

•	if the NDA for Aslera is ultimately approved, our plans and ability to successfully commercialize Aslera for systemic lupus erythematosus;

•	our ability to obtain additional funding for our business plans;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development.

      All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section at the end of Item 1, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ except as required by the Exchange Act.

PART I

Item 1.     Business.

      Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, AsleraTM, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application, or NDA. Aslera is a potential new treatment for systemic lupus erythematosus, referred to as SLE or lupus, a disease for which current therapies are not adequate. Genelabs licensed the rights to Aslera from Stanford University in 1993. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design and monitoring, data management and analysis, regulatory affairs and quality control and assurance, all of which may be used to support the development of additional indications for Aslera and for new drug candidates. Genelabs acquired and developed this late-stage investigational drug to provide opportunities to fund and support our core business: the discovery and development of novel drug candidates.

      After licensing Aslera from Stanford, Genelabs designed and conducted two large, well-controlled Phase III clinical trials of Aslera in women with SLE and a third Phase III clinical trial in men with SLE, begun in 1997, is ongoing. Upon completion of the second Phase III trial in 1999, Genelabs prepared an NDA for Aslera to treat women with lupus, which was submitted to the FDA on a rolling basis under fast-track designation in 2000. We subsequently received priority review designation from the FDA and licensed North American marketing rights to Watson Pharmaceuticals, Inc., referred to as Watson. The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001, and on June 26, 2001, the FDA sent us a letter stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved.

      The NDA review process has actively continued since our receipt of the FDA’s June not-approvable letter as we work within the FDA’s regulatory framework toward resolution of the issues raised in the letter. We believe there is a range of possible outcomes from our current discussions with the FDA, from the FDA approving our NDA to the FDA stating that the NDA could only be approved with an additional large, well-controlled Phase III clinical trial with positive results or other potentially costly and time-consuming contingencies. The decisions regarding whether deficiencies are sufficiently resolved to support approval of Aslera rest with the FDA and cannot be reasonably estimated before they are made. Our near-term drug development goal is to reach agreement with the FDA on the steps necessary for approval.

      In the event that we cannot reach agreement with the FDA on the steps necessary for approval of Aslera, we will evaluate the feasibility of any additional requirements requested by the FDA in order to determine how to proceed with the development of Aslera. Factors in our evaluation would include the potential complexity and expense of a particular clinical trial design requested by the FDA, our ability to accrue sufficient patients in a timely manner in a clinical trial, if required, and our financial position, including whether it would be possible to secure sufficient funding through financings or collaborations to satisfy any such requirements. If we determine that it is not feasible for us to satisfy one or more requirements requested by the FDA, we currently plan to continue to work with the FDA to find an acceptable alternative or seek assistance from collaborators with resources greater than ours. Even if we reach agreement with the FDA, we anticipate that there will still be issues that must be resolved before the FDA can approve Aslera for marketing. We cannot predict what these requirements will be, whether we will be successful in resolving any of the issues or whether there will be additional substantial obstacles to, or delays in, our development of Aslera for lupus.

      Our near-term drug discovery research goals are to continue to synthesize novel DNA-targeted compounds and to screen, test and optimize our lead compounds, including the antibacterial and antifungal lead compounds identified in 2001, with the goal of selecting one or more for preclinical development. As we advance our DNA-targeted research program, we also intend to explore potential new targets that complement both our current drug discovery capabilities and our DNA-binding program to build a balanced pipeline of pharmaceutical candidates. The ultimate objective of our drug discovery research is to discover novel chemical compounds that can be developed into drugs to treat human disease.

      Since 1995, Genelabs’ strategy has been to build drug discovery and clinical development capabilities that can support various research and development projects while focusing our resources and efforts on two potentially groundbreaking programs: developing Aslera for lupus and pursuing small molecule drug discovery research targeting DNA. If approved by the FDA, Aslera will be the first new drug approved in the United States for this debilitating disease in more than 40 years. Genelabs utilizes established medicinal chemistry principles in its small molecule synthesis to target DNA, which is not a customary pharmaceutical target such as enzymes, proteins and receptors. Because DNA is not a common target, there are currently fewer scientific publications and established processes to guide our research efforts but also fewer potential competitors currently focus their research efforts in this area. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

Drug Discovery Research

      Genelabs’ current drug discovery research is based upon our belief that DNA is an advantageous and under-explored target for drug discovery because proper DNA functioning is fundamental to proper functioning of all cells and organisms. We believe targeting DNA, where many diseases originate, presents an entirely new approach to disease intervention. This concept became the foundation for the efforts of our molecular biologists in the mid-1990s, culminating in the invention of several novel technologies enabling the discovery and characterization of nucleic acid (DNA and RNA)-binding chemistries. From February 1998 to February 2001, Genelabs received $14 million in total funding under a research grant from the U.S. Defense Advanced Research Projects Agency (DARPA) to use our technologies to pursue the discovery of drugs that could be used as countermeasures to agents of biological warfare. This grant provided funding for our nucleic acid-binding research and contributed to our ability to build our own medicinal chemistry and biological screening capabilities, instead of relying on outside vendors or collaborators. Our research team has proven the concept that DNA-binding compounds can selectively target infectious organisms and has conducted many experiments to expand upon our specialized knowledge of nucleic acid-binding compounds. We began to synthesize DNA-binding compounds at Genelabs in the first half of 1999. By the end of 2000, we had synthesized over 1,000 DNA-binding compounds, including our first lead compounds. Throughout 2000 and 2001 we continued to synthesize compounds, screened for antifungal and antibacterial activity among others, and optimized our leads. As we continue to advance our DNA-targeted research program, we also intend to explore potential new targets that complement both our current drug discovery capabilities and our DNA-binding program to diversify our efforts and further leverage the research capabilities we have established to achieve our goal of building a balanced pipeline of pharmaceutical candidates.

Research Progress

      Since the establishment of our chemistry capabilities, Genelabs has achieved several important research goals. We have:

•	synthesized a large library of DNA-binding compounds;

•	developed and expanded screening capability for biological activity in cell-based assays;

•	identified DNA-binding small molecule lead compounds showing activity against pathogenic fungi and bacteria;

•	initiated preliminary toxicological and pharmacokinetic evaluations of these lead compounds;

•	selected the most promising lead compounds for optimization;

•	utilized information from optimization to design, synthesize and test derivations of lead compounds; and

•	completed initial in vivo testing of lead antifungal and antibacterial compounds.

      In 2001, as part of the optimization process, we demonstrated the effectiveness of selected antifungal and antibacterial compounds from our DNA-binding program in animal models of disease. Our scientists presented three posters at the 41st Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in December 2001 summarizing some of the data from the optimization process. At ICAAC, Genelabs presented in vitro (experiments in cells) data on a new family of DNA-binding compounds. These compounds, cationic poly-heterocyclic small molecules, were found to be fungicidal. Fungicidal compounds kill the fungi, unlike fungistatic compounds which inhibit their growth. Genelabs’ compounds represent a new family of antifungal agents with potentially novel mechanisms that are fungicidal for a large number of pathogenic yeasts and molds. For example, one of our initial lead compounds, GL047296, exhibited fungicidal activity against Candida species, Candida neoformans subtypes A-D, some Aspergillus species and Fusarium, and certain species causing endemic fungal infections such as coccidioidomycosis, commonly known as Valley Fever.

      One presentation at ICAAC reported on the synthesis of our initial lead compound, GL047296, and subsequent optimization of its fungicidal activity. Genelabs’ scientists sought to improve the antifungal activity of GL047296 against both Candida albicans and Aspergillus fumigatus species, to produce activity results comparable to amphotericin B, the most potent antifungal currently in use. Our scientists systematically modified each individual building block of GL047296, producing several hundred analogues. Our optimization efforts led to an improvement in antifungal activity for the most clinically relevant Candida and Aspergillus species. Currently, one of the more potent derivatives demonstrates activity with a minimum inhibitory concentration (MIC) range of 0.7 to 2.7 mg/mL against seven common Candida species and an MIC90 (the lowest concentrations at which the growth of 90% of different fungal strains are inhibited) of 3.0 mg/mL against Aspergillus fumigatus.

      A second presentation at ICAAC described a series of DNA-targeting compounds with broadened activity against common fungal pathogens and improved pharmacokinetic profiles. In the company’s initial in vivo (experiments in animals) efficacy study, a Genelabs compound showed a trend toward prolonging survival of mice with systemic candidosis. This compound also demonstrated potent synergy with fluconazole, a current first-line treatment for systemic fungal infection, against fluconazole-resistant Candida albicans.

      Invasive fungal infections are increasing in prevalence and severity, causing significant morbidity and mortality in patients whose immune systems have been compromised by disease or medical treatment. Nearly all of these infections are caused by Candida and Aspergillus species. According to industry sources, Candida species are now the fourth most common cause of hospital-acquired blood stream infection with associated mortality rates as high as 40%. Current therapeutic options are limited by toxic side effects or have a relatively narrow spectrum of activity.

      Examples of the antibacterial activity of certain Genelabs compounds were provided in the third poster presented at ICAAC. A number of the compounds tested demonstrated activity against a wide panel of gram positive bacterial species. Several compounds with potent in vitro antibacterial activity against vancomycin resistant enterococci (VRE) and methicillin resistant Staphylococcus aureus (MRSA) have been identified where the minimal inhibitory concentration (MIC) values are as low as 0.5 mg/ml. A representative compound, GL521997, was tested in vivo and found to be dose-dependently effective against both methicillin resistant and methicillin sensitive (MSSA) strains of Staphylococcus aureus. This compound is bacteriocidal, meaning it kills the bacteria, against MRSA and MSSA. In a widely used mouse model of infection, at equivalent doses (10 mg/kg), the Genelabs compound showed potency greater than 30 times that of vancomycin, a current antibiotic of last resort, in reducing bacterial colony formation.

      The rapid emergence of bacterial infections resistant to treatment with standard antibiotics constitutes a serious public health threat. Antibiotics are generally considered to be one of the most significant discoveries of the 20th century, but many infectious pathogens have become resistant to current antibiotics. There is a significant need for novel antibacterials directed toward new biological targets that are less prone to bacterial resistance. We believe that targeting DNA is a promising approach to discovering new antibacterials, as it would involve early steps in cell proliferation and may be less likely to lead to bacterial resistance than other targets.

Drug Discovery Process

      Genelabs’ goal for its research processes is to develop systems using our employees and resources to move compounds quickly from synthesis and discovery to preclinical selection. We have established most of the capabilities necessary to achieve this goal and are in the process of building our pharmacokinetic and pharmacology expertise. We will continue to explore and utilize technologies to enhance and streamline this process. We believe that the establishment of these systems, combined with our drug development capabilities, enables our employees to complete substantially all of the steps necessary to discover and develop pharmaceutical products. We currently intend to contract with third parties to conduct current Good Laboratory Practices (GLP) toxicology studies and for manufacturing. Our business objective is to advance our lead compounds to preclinical development, at which stage we will determine whether to undertake development of a compound or to seek a collaborator.

      Genelabs’ drug discovery process includes:

•	design and synthesis of novel compounds;

•	screening for biological activity, including screens of pathogenic fungi, bacteria, parasites, viruses and cancers;

•	toxicity testing of compounds in cell cultures and in animals;

•	analysis of pharmacokinetics and metabolism;

•	determination of efficacy in animal models of diseases;

•	analysis of structure-activity relationship and optimization of lead structures based on efficacy, safety and pharmacokinetic profiles; and

•	selection of drug candidates for preclinical studies to enable the filing of Investigational New Drug applications (INDs) with the FDA prior to human clinical trials.

      Genelabs creates a database of information gathered during the drug discovery process and uses this information to select lead compounds for further optimization. Compounds are selected as leads if they demonstrate certain drug-like properties desirable in early-stage pharmaceutical research. The desired outcome of this process is to select the compounds having the best pharmaceutical product profiles, taking into consideration activity against disease, potency, toxicity, and pharmacokinetics. Information obtained from optimization is used to determine how changes in compound structures affect their activity, known as the structure-activity relationship, or SAR, allowing for further refinement of the lead compounds by medicinal chemists. Our strategy is to pursue the optimization and development of promising compounds that demonstrate strong biological activity with acceptable toxicity and pharmacokinetic profiles. We focus our research in areas that address clinically unmet medical needs that are also commercially attractive. Once we identify a preclinical candidate, we can begin IND-enabling work, including process chemistry, formulation, GLP animal studies, and pharmacokinetic studies.

      Part of the drug discovery process includes exploring the specific mechanism by which compounds act to impact pathogens or cell functions. An ultimate goal of our DNA-binding drug discovery program is to design and develop compounds that selectively target genes in pathogens necessary for their survival. Our ongoing exploration of the mechanisms of action of the current lead compounds will provide us with valuable insight into our progress toward that goal.

      Currently our research is focused on the discovery of DNA-targeted compounds as a novel approach to new antiinfective agents. As our DNA-targeted compounds advance, we are expanding our research effort to include additional targets to complement our DNA-binding program. Our core research strength is our expertise in designing, synthesizing, screening and testing of novel antibacterial, antifungal and antiviral agents.

Research Program Next Steps

      Genelabs’ strategy for realizing value from our research program and DNA-binding drug discovery technologies is to aggressively pursue optimization of our current lead compounds with the goal of identifying potential drug candidates and ultimately filing INDs, allowing the initiation of clinical development. We are actively engaged in seeking additional lead compounds in the antifungal and antibacterial areas, in addition to seeking lead compounds active against viruses, parasites and cancers.

      Our research efforts in 2002 will be focused on further optimization of our current lead compounds, the generation of additional novel lead compounds and the diversification of our small molecule compound library. To maximize the utilization of our expertise and resources, and our opportunities for success, we will continue to screen our growing library of compounds against many different targets and explore the mechanism of action of these compounds. Our business strategy for research, and the objective of these efforts, is to advance our lead compounds toward the selection of preclinical candidates and to continue to build a pipeline of lead compounds and potential lead compounds.

Scientific Advisory Board

      To provide guidance and insight for our drug discovery research programs, we assembled a multi-disciplinary Scientific Advisory Board of distinguished scientists in 2000. These advisors have extensive expertise in chemistry, virology, molecular biology, microbiology and gene expression — all areas of critical importance in Genelabs’ drug discovery process. Our Scientific Advisory Board members are:

• Charles Cantor, Ph.D.	Chief Scientific Officer of Sequenom, Inc.; Professor, Department of Biomedical Engineering and Biophysics and Director, Center for Advanced Biotechnology, Boston University; and Member of the National Academy of Sciences
• Gary Felsenfeld, Ph.D.	Fellow of the American Association for the Advancement of Science; Fellow of the American Academy of Arts and Sciences; Associate Member, European Molecular Biology Organization; and Member of the National Academy of Sciences
• John Fried, Ph.D.	President, Fried and Company, Inc.; formerly Vice Chairman of the Board of Directors of Syntex Corporation and President of Syntex Research
• David A. Stevens, M.D.	Professor and Associate Chief of the Division of Infectious Diseases and Geographic Medicine at Stanford University
• David E. Wemmer, Ph.D.	Professor of Chemistry at the University of California, Berkeley
• Richard J. Whitley, M.D.	Professor of Pediatrics, Microbiology and Medicine at the University of Alabama at Birmingham

Drug Development

      Genelabs licensed its investigational drug for systemic lupus erythematosus, referred to as SLE or lupus, AsleraTM, or its development name, GL701, from Stanford University in 1993. Through this project, we have designed and completed two large, well-controlled clinical studies of Aslera in women with SLE and a third trial in men with SLE is ongoing. In addition, we have built the capabilities necessary for the clinical development of an investigational drug including clinical trial design and monitoring, data management and analysis, regulatory affairs and quality control and assurance. After the successful completion of two well-controlled Phase III clinical trials of Aslera in women with SLE, Genelabs submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, referred to as the FDA, seeking approval of Aslera to treat women with SLE. In June 2001 we received a letter from the FDA stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved. The NDA review process has actively continued since our receipt of the FDA’s June not-approvable letter as we seek clarification from the FDA regarding the requirements that must be satisfied before the FDA will approve Aslera.

AsleraTM for Systemic Lupus Erythematosus

      Aslera is a potential new treatment for SLE, a disease for which current therapies are not adequate. Lupus is a life-long autoimmune disease that causes the immune system to attack the body’s own tissues and organs. If approved by the FDA, Aslera will be the first new drug approved in the U.S. for this debilitating disease in more than 40 years.

      Aslera is a pharmaceutical formulation for oral administration that contains highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone, as the active ingredient. Genelabs has exclusive rights under U.S. patents granted to Stanford for the use of DHEA to treat SLE. Currently products containing DHEA are available as dietary supplements in the United States.

Genelabs has consistently maintained that a governmental entity should regulate DHEA as a drug and submitted a petition and supporting documentation to the FDA seeking DHEA’s removal from the market as a dietary supplement. In addition, we believe that DHEA has the potential to be classified as anabolic steroid by the U.S. Drug Enforcement Administration, or DEA, and submitted a petition and supporting documentation to the DEA supporting this classification. Neither the FDA nor the DEA has taken any action to date to limit or regulate the manufacture or sale of DHEA.

      The FDA granted orphan drug status to Aslera for women with SLE in 1994, which, if Aslera is approved for marketing, provides for up to seven years of U.S. marketing exclusivity. In addition, the NDA received priority review designation under fast track in 2000. The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001. The FDA often seeks expert advice from Advisory Committees as part of its review of NDAs. Though the Advisory Committee was convened to discuss the Aslera NDA, the Committee was not asked by the FDA to vote on whether to recommend Aslera for approval. However, Genelabs was encouraged by the comments and analysis provided by Advisory Committee members at the meeting.

      On June 26, 2001, the FDA sent Genelabs a letter stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved. The NDA review process has actively continued since our receipt of the FDA’s June not-approvable letter as we work within the FDA’s regulatory framework toward resolution of the issues raised in the letter. Our near-term drug development goal is to reach agreement with the FDA on the steps necessary for approval. Genelabs is currently committed to continuing to work with the FDA toward the goal of approval because Genelabs believes that Aslera has demonstrated its usefulness in the management of this disease.

      In the event that we cannot reach agreement with the FDA on the steps necessary for approval of Aslera, we will evaluate the feasibility of any additional requirements requested by the FDA in order to determine how to proceed with the development of Aslera. Factors in our evaluation would include the potential complexity and expense of a particular clinical trial design requested by the FDA, our ability to accrue sufficient patients in a timely manner in a clinical trial, if required, and our financial position, including whether it would be possible to secure sufficient funding through financings or collaborations to satisfy any such requirements. If we determine that it is not feasible for us to satisfy one or more requirements requested by the FDA, we currently plan to continue to work with the FDA to find an acceptable alternative or seek assistance from collaborators with resources greater than ours. Even if we reach agreement with the FDA, we anticipate that there will still be issues that must be resolved before the FDA can approve Aslera for marketing. We cannot predict what these requirements will be, whether we will be successful in resolving any of the issues or whether there will be additional substantial obstacles to, or delays in, our development of Aslera for lupus.

Marketing Rights and International Regulatory Applications

      Genelabs has licensed North American marketing rights for Aslera to Watson. The collaboration and license agreement with Watson provides Genelabs with milestone payments of up to $45 million if the FDA approves the marketing of Aslera for SLE and significant royalties on product sales. Through the collaboration, Genelabs and Watson make certain decisions about the product, including decisions regarding the future development of Aslera for the pursuit of new formulations and new indications and the conduct of marketing studies.

      Genelabs currently plans to commercialize Aslera outside of North America through licensing arrangements with established pharmaceutical companies. We are actively seeking collaborators to license European and Japanese rights to Aslera. Genelabs previously licensed marketing rights for Asia (excluding Japan), Australia and New Zealand to Genovate Biotechnology Co., Ltd., referred to as Genovate, formerly Genelabs Biotechnology Co., Ltd., in exchange for an equity position in Genovate. Genelabs also has licensed rights to Teva Pharmaceutical Industries Ltd. to market Aslera in Israel, Gaza and the West Bank and, if Aslera is approved in the U.S. and Israel, Genelabs will receive milestone payments and royalties.

      Independent of the United States regulatory process, Genelabs plans to pursue approval of Aslera for the treatment of SLE in Europe and Japan either independently, or, if applicable, with a collaborator. We have initiated discussions with foreign regulatory agencies in preparation for seeking European marketing approval of Aslera.

Lupus and the Clinical Rationale Behind AsleraTM

      According to various industry sources, lupus affects approximately 200,000 patients in the U.S., and Genelabs believes that there are at least one million patients worldwide. Lupus is a severe, chronic, and frequently debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and musculoskeletal and nervous systems. For example, scientific publications have reported that the most common form of organ damage among lupus patients, musculoskeletal damage, occurs in 22% of patients, followed by neuropsychiatric disorders in 20% of lupus patients and renal disease in 15%. In the U.S., there have been no new drugs approved by the FDA for the treatment of lupus in more than 40 years. The current treatments for lupus are often inadequate, due to limited benefits and severe adverse side effects.

      Aslera provides an external source of DHEA, which is the most abundant adrenal hormone in humans. Lupus patients generally have abnormally low levels of DHEA, approximately 50% of normal, and it is believed that hormonal influences may play a role in the development and progression of the disease. Early studies at Stanford indicated that oral use of DHEA could be effective and safe for the treatment of SLE. A Phase II clinical study conducted at Stanford in 1993 and published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients’ own assessments, the physicians’ clinical assessments and a commonly accepted disease activity index, while placebo-treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a commonly used corticosteroid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis, diabetes and infection, and is a leading cause of long-term morbidity and mortality in lupus patients.

Genelabs’ Clinical Trial Results

      Genelabs has successfully completed two Phase III double-blind randomized placebo controlled clinical trials of Aslera for lupus in women. The first of these Phase III trials, completed in 1997, evaluated Aslera’s ability to reduce the corticosteroid dose in steroid dependent women with mild to moderate lupus. All 191 women with SLE in this trial previously required prednisone or other steroids for their treatment. Patients in the trial received daily doses of 200 mg of Aslera, 100 mg of Aslera or placebo for seven to nine months. Data presented to the American College of Rheumatology on behalf of Genelabs showed that patients who received 200 mg daily doses of Aslera had a higher response rate than patients who received placebo. The primary endpoint of this study was a sustained reduction in corticosteroid dose to 7.5 mg per day or less, which are levels approximately equivalent to those normally produced by the adrenal glands. The beneficial effect was most evident in the 137 lupus patients with active disease, defined as those patients with a Systemic Lupus Erythematosus Disease Activity Index (SLEDAI) score greater than 2 at study entry. Among these patients, 51% of those who received daily doses of 200 mg of Aslera achieved the primary endpoint compared to 29% of those who received placebo (p=0.03).

      The second Phase III study, completed in 1999, evaluated Aslera’s ability to improve or stabilize clinical outcome and disease symptoms in women with mild to moderate lupus. The 381 women with SLE enrolled in this trial were randomized to receive either an oral dose of 200 mg of Aslera or placebo once a day for 12 months. In this trial, treatment with Aslera demonstrated a consistent pattern of efficacy across a number of primary and secondary variables. Aslera-treated patients with active disease, defined as a baseline SLEDAI score greater than 2, who met the protocol requirements showed a 35% greater rate of response than the placebo group: 66% of Aslera patients responded to treatment compared to 49% of placebo patients. All placebo and Aslera patients were allowed to continue taking their existing medications for the full course of this trial. This increased rate of response, defined as improvement or stabilization in all four scoring instruments measured, with no clinical deterioration, was statistically significant (p=0.005 for the defined per-protocol population). The scoring instruments were SLEDAI, Systemic Lupus Activity Measure, Krupp Fatigue Severity Score, and Patient Global Assessment. Because of the inherent variability in these scoring instruments, the classification of a patient as a responder allowed for a slight deterioration in any of the four scores from baseline. In an intent-to-treat analysis of these data, presented at the April 19, 2001 FDA Arthritis Advisory Committee meeting, Aslera-treated patients showed a 31% greater rate of response than the placebo group: 59% of Aslera patients responded to treatment compared to 45% of placebo patients. This improvement in response was statistically significant (p=0.017).

      Because the most common organ damage in patients with lupus is musculoskeletal, nested within the second Phase III study was a study conducted at eight of the investigator sites assessing bone mineral density for patients who had been taking steroids for at least six months prior to entering the trial. These patients had bone density measurements taken by Dual X-ray Absorptiometry at the beginning and end of the trial. These measurements showed that the group of patients receiving Aslera had increased bone density, compared to a decrease in bone density for the group of patients on placebo (p=0.004 at the lumbar spine and p=0.08 at the hip, comparison between treatment groups). Lupus patients are at risk for the long-term complication of osteoporosis both because loss of bone density is a common manifestation of the disease and because a significant side effect of one of the primary therapies for the disease, corticosteroids, is decreased bone density.

      In addition to showing efficacy in the primary efficacy variables, the advantage of Aslera over placebo was consistent among secondary efficacy variables in the second Phase III study. Lupus flares, which are periods of increased disease severity, occurred among 24% fewer patients who received Aslera than those who received placebo. Certain specific symptoms associated with SLE occurred less frequently among Aslera recipients, including muscle pain, nasal and mouth ulcers and hair loss. As expected, adverse events related to taking this hormone were generally mild and androgenic in nature, and included acne, facial hair growth, hormonal changes and a reduction in HDL cholesterol. Both clinical trials showed Aslera to be well tolerated by patients.

DNA Amplification Technology

      United States patents were issued to Genelabs in 2000 covering fundamental nucleic acid amplification techniques first developed at the Company. We have begun implementing our plan to offer licenses to practice these technologies. One of these technologies is a method of amplifying nucleic acids by attaching oligonucleotide linkers to the ends of target DNA sequences (Linker-Aided DNA Amplification or LADA). In LADA, researchers add linkers of known sequences to the ends of target DNA sequences, thereby providing a known primer sequence that is complementary to the attached linkers. The primers are then used to amplify the target DNA sequences. The DNA amplification can be accomplished by PCR (polymerase chain reaction)-dependent or non-PCR dependent methods. Another technology is commonly known as RACE (Rapid Amplification of cDNA Ends). In the RACE technique, a mixture of different sequence DNA fragments is first treated with terminal deoxynucleotide transferase to form a homopolymer tail on the DNA fragments. Complementary homopolymer primers are then used to amplify the DNA fragments. As with LADA, the DNA amplification can be accomplished by PCR-dependent or non-PCR dependent methods.

Novel Viruses Discovered by Genelabs

Hepatitis G Virus

      On September 6, 2001, the New England Journal of Medicine published two reports showing patients infected with both the human immunodeficiency virus, HIV, and GB virus C, also known as hepatitis G virus, or HGV, had a reduced mortality rate compared to those only infected with HIV. The studies confirmed previous reports suggesting delayed progression of HIV in patients coinfected with HGV. Genelabs scientists first discovered HGV, which is transmitted by blood and other bodily fluids, while seeking to identify what was then an unknown hepatitis virus. Patents covering the HGV genome, peptides and their uses have issued to Genelabs. We have granted Boehringer Mannheim (now Roche Diagnostics), Chiron Corporation and Ortho Diagnostic Systems royalty-bearing license agreements for diagnostic applications of HGV and Genelabs retains all other commercial rights to its discovery of HGV, such as vaccine or therapeutic applications of the virus. To date, royalties received under these HGV agreements have not been significant and we do not foresee receiving significant royalties in the near future. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV and no assays developed for screening the blood bank supply.

Hepatitis E Virus

      In connection with its discovery of the hepatitis E virus, or HEV, Genelabs granted GlaxoSmithKline an exclusive worldwide royalty-bearing license to make, use and sell an HEV vaccine. GlaxoSmithKline is developing this vaccine and has successfully completed two Phase I clinical trials, showing the vaccine to be safe and immunogenic. In 2001, the Walter Reed Army Institute of Research initiated a Phase II clinical trial of this vaccine candidate in collaboration with the Medical Department of the Royal Nepal Army, the U.S. National Institutes of Health and GlaxoSmithKline. The trial has enrolled approximately 2,000 adult volunteers in Nepal that have received three doses of either HEV vaccine or placebo over a six month period. The anticipated duration of follow-up is 18 months after the last dose, therefore results of the trial are currently expected in late 2003. In addition to GlaxoSmithKline’s vaccine license, Genelabs has granted Abbott Laboratories a royalty-bearing, non-exclusive worldwide license to develop and commercialize diagnostic products for HEV. To date, royalties received under these HEV agreements have not been significant and we do not foresee receiving significant royalties in the near future.

Hepatitis C Virus

      After its discovery of certain polypeptide regions of the hepatitis C virus, or HCV, Genelabs entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, which was acquired by Bio-Rad Laboratories, Inc. in 1999. We have also granted certain rights to our HCV patents to Chiron Corporation and Ortho Diagnostic Systems. The agreements with Chiron and Ortho do not provide for royalties for HCV and we receive royalties from Bio-Rad pursuant to the terms of the Pasteur Sanofi license.

Investments

Minority Investment in Taiwan-based Biopharmaceutical Company

      Genelabs holds an 11% equity interest in a Taiwan-based company, Genovate Biotechnology Co., Ltd., referred to as Genovate, which was formerly called Genelabs Biotechnology Co., Ltd. Genovate develops, manufactures and distributes pharmaceutical products in Asia and holds the rights to market Aslera in Asia (except Japan), Australia and New Zealand. Genovate has conducted a 119-patient Phase III clinical trial of Aslera in Taiwan in accordance with U.S. Good Clinical Practices and data from this trial were included in the NDA for Aslera submitted by Genelabs as supportive data from a foreign source.

Genelabs Diagnostics Pte. Ltd. (GLD)

      Genelabs owns 100%, through a series of separate domestic and foreign corporations, of this Singapore-based company that develops, manufactures and markets diagnostic products primarily in Europe and Asia. We plan to divest our interest in GLD and accordingly account for GLD as a discontinued operation in the consolidated financial statements.

Patents and Licenses

      Genelabs seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. We own over 40 issued U.S. patents; these patents cover our novel drug discovery technologies, Aslera, our HEV and HGV discoveries, immunomodulatory genes, and other proprietary technologies. We also own international patents in numerous countries that cover similar claims to our U.S. patents. In addition, we possess many pending patent applications covering our novel chemistries and drug discovery technologies and other proprietary technologies, but cannot estimate how many of these pending patent applications, if any, will be granted as patents. Genelabs also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties.

      Genelabs® and the Genelabs logo are registered trademarks, and AsleraTM is a trademark of Genelabs Technologies, Inc. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Genelabs.

Government Regulation

      The research and development, manufacture, distribution and marketing of human pharmaceutical and medical device products are subject to regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. In the U.S., prior to the testing of a new drug in human subjects, the FDA requires the submission of an Investigational New Drug application, or IND, which consists of, among other things, results of preclinical laboratory and animal tests, information on the chemical compositions, manufacturing and controls of the products, a protocol, an investigator’s brochure and a proposed clinical program. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation. Unless the FDA objects, the IND becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and the FDA may request additional data, clarification or validation of data submitted, or modification of a proposed clinical trial design.

      Clinical trials are conducted in accordance with protocols that detail the objectives and designs of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an Institutional Review Board, or IRB. The IRB will consider, among other things, ethical factors, the informed consent and the safety of human subjects and the possible liability of the institution. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify the common short-term adverse effects and safety risks. When Phase II evaluations indicate that a product is effective and has an acceptable safety profile, two Phase III trials are normally required to further test for safety and efficacy within an expanded patient population at multiple clinical sites.

      The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of the NDA for approval of the marketing and commercial shipment of a new drug. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

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

      Sales of our products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country. The process of obtaining government approval for a new human drug or biological product usually takes a number of years and involves the expenditure of substantial resources.

      Our research and development programs involve the use of hazardous, chemical, radiological and biological materials, such as infectious disease agents. Accordingly, our present and future business is subject to regulations under state and federal laws regarding work force safety, environmental protection and hazardous substance control and to other present and possible future local, state and federal regulations.

Employees

      As of December 31, 2001, Genelabs had 90 full-time employees, of whom 68 were involved in research and development and 22 were in administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage.

RISK FACTORS

      There are a number of risk factors that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Annual Report on Form 10-K.

Risks Related to Genelabs

If the FDA does not approve AsleraTM, Genelabs’ drug candidate for systemic lupus erythematosus, for marketing in the United States, our business prospects will suffer because we have no other near-term source of potential revenue.

      Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Aslera, also referred to as GL701, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and musculoskeletal and nervous systems. Aslera is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

      Before our North American partner Watson Pharmaceuticals can market Aslera in the United States, the FDA must review and approve a New Drug Application, or NDA, submitted by Genelabs. Genelabs submitted an NDA for Aslera to the FDA in 2000 and received a not-approvable letter in June 2001. Genelabs’ business plans depend on FDA approval of Aslera in the United States. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

      In the event that we cannot reach agreement with the FDA on the steps necessary for approval of Aslera, we will evaluate the feasibility of any additional requirements requested by the FDA in order to determine how to proceed with the development of Aslera. Factors in our evaluation would include the potential complexity and expense of a particular clinical trial design requested by the FDA, our ability to accrue sufficient patients in a timely manner in a clinical trial, if required, and our financial position, including whether it would be possible to secure sufficient funding through financings or collaborations to satisfy any such requirements. If we determine that it is not feasible for us to satisfy one or more requirements requested by the FDA, we currently plan to continue to work with the FDA to find an acceptable alternative or seek assistance from collaborators with resources greater than ours. However, if we fail to find an acceptable alternative or assistance should these circumstances arise, we could be forced to abandon the development of Aslera for SLE. Even if we reach agreement with the FDA, we anticipate that there will still be issues that must be resolved before the FDA can approve Aslera for marketing. We cannot predict what these requirements will be, whether we will be successful in resolving and of the issues or whether there will be additional substantial obstacles to, or delays in, our development of Aslera for lupus.

      Other countries have similar regulatory requirements. Genelabs has not conducted any clinical trials for Aslera for lupus in other countries. We plan to enter into collaborations or licensing agreements regarding marketing Aslera in other countries with pharmaceutical companies with resources greater than Genelabs. If we do not enter into these agreements, we may not be able to sell, or might face delays related to commercial introduction of, Aslera in other countries, because we lack the necessary resources.

If Aslera is approved by the FDA but does not gain sufficient market acceptance, our business will suffer because we would not receive anticipated royalties to fund future operations.

      A number of factors may affect the market acceptance of Aslera for lupus, if approved by the FDA, including:

•	availability and level of reimbursement by insurance companies or government programs such as Medicaid;

•	the price of Aslera relative to other drugs for lupus treatment;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Aslera for the treatment of lupus;

•	the effectiveness of Watson’s sales and marketing efforts;

•	side effects; and

•	unfavorable publicity concerning Aslera or other drugs on the market.

      In addition, if regulatory authorities fail to restrict the sale of DHEA without a prescription, the market may not accept Aslera. Dietary supplement manufacturers market products containing DHEA as dietary supplements, available without a prescription where vitamins and herbal supplements are sold. Aslera contains highly purified prasterone, the synthetic equivalent of DHEA, as the active ingredient. The body produces DHEA, an androgenic hormone or steroid hormone that develops and maintains masculine characteristics, which is not a component of the diet. While we have consistently maintained that a governmental entity should regulate DHEA as a drug and as a controlled substance, neither the FDA nor the Drug Enforcement Agency, or DEA, has taken any action to date to limit or regulate the sale of DHEA. The FDA and DEA may not wish to, or may be unable to, regulate DHEA in the future. We have submitted documentation to the FDA requesting clarification of DHEA’s status as a drug and removal from the market as a dietary supplement. We have also submitted documentation to the DEA requesting clarification of DHEA’s status as an anabolic steroid, a steroid that promotes the storage of protein and growth of tissue. If the FDA restricts the marketing of DHEA as a dietary supplement or the DEA agrees that DHEA is an anabolic steroid, DHEA may no longer be publicly available as a dietary supplement. In the event that Aslera receives FDA approval, the concurrent sale of these dietary supplement products could significantly adversely affect or significantly limit the market for or the selling price of Aslera.

Our outside suppliers and manufacturers for Aslera are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

      Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on suppliers of prasterone, the active ingredient in Aslera, for production of Aslera. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of Aslera as a finished product and for its active ingredient.

      To date, Genelabs has relied on a single manufacturer, Schering Plough, to manufacture Aslera as a finished product for clinical trials and had intended to rely on Schering Plough for commercial sales of Aslera; however, Genelabs and Schering Plough plan to work together to transition the manufacturing of the finished product to other manufacturers because Schering Plough has notified Genelabs of its desire to limit the resources it wishes to devote to our product and ultimately terminate our relationship. We must establish relationships with other manufacturers for Aslera and these manufacturers must be qualified as suppliers in accordance with FDA regulations. The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. If we fail to enter into a manufacturing relationship that can meet FDA requirements in a timely manner, the timeline for FDA approval would be negatively impacted and commercial launch could be delayed. Though we are planning to enter into manufacturing relationships with other manufacturers, our failure to do so would negatively impact our business because the NDA could not be approved by the FDA. Even if we enter into an appropriate manufacturing relationship for Aslera, should that manufacturer fail to satisfy FDA regulatory requirements or fail to meet its commitments to Genelabs, our business would suffer because our supply of Aslera would be delayed or interrupted. If suppliers or manufacturers do not meet FDA requirements or fail to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

•	our failure to select and qualify a new manufacturer for Aslera;

•	the unavailability of adequate quantities of the active ingredient for commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the inability to develop alternative sources in a timely manner or at all and our failure to select and qualify an alternate manufacturer to ensure supply of Aslera;

•	an interruption in supply of finished product; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

We are dependent on Watson Pharmaceuticals to market Aslera in North America and if Aslera is approved by the FDA and they fail to meet expected levels of sales our business will suffer.

      We must rely on Watson to market Aslera in North America. Because royalties from sales of Aslera would be our primary near-term source of revenue, successful marketing, promotion and distribution of this product are critical to our success. We have limited internal sales, marketing and distribution capabilities and are entirely dependent on Watson to promote Aslera. If Aslera is approved by the FDA and Watson fails to promote Aslera, our business will suffer because we will not receive anticipated revenue from product sales.

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

      The active ingredient in Aslera is prasterone, more commonly known as dehydroepiandrosterone or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Aslera and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs, however, no patents are currently issued. Nine patents have issued covering Genelabs’ drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections, and have expiration dates ranging from 2011 to 2015. A number of patent applications are pending.

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

Our research programs are in an early stage and may not successfully produce commercial products.

      Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our research has been focused on a single mechanism, DNA-binding, which is unproven as a drug target. Our drug discovery research programs have not produced a compound that has progressed into preclinical development. Genelabs’ product candidates, other than Aslera, are in an early stage of research. The goal of our DNA-binding research program is to discover novel chemical compounds that bind directly to DNA and develop them into drugs. Genelabs, or others working in this area, may never achieve this goal. We intend to explore potential new drug targets in addition to DNA. If we are successful in identifying new targets for our research, our efforts in these new areas will reduce the resources available for our DNA-binding research. Even if we initiate research on new targets, these projects may fail.

      If Genelabs discovers compounds that have the potential to be drugs, public information about this research breakthrough may lead other companies with greater resources to focus more efforts on these types of compounds. Genelabs has limited human and financial resources. Creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. Large pharmaceutical companies have access to the latest equipment and have many more personnel available to focus on solving particular research problems, including those that Genelabs is investigating. Therefore, even if our research programs are successful, we have a competitive disadvantage.

We have incurred losses each year since our inception and may not be profitable in the near future or at all.

      We have incurred losses each year since our inception and have accumulated approximately $168.6 million in net losses through December 31, 2001, including a net loss of $13.0 million in 2001. If the FDA approves Aslera, we anticipate realizing a net loss at least until Aslera is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Aslera, we may never be profitable and our revenues may never be sufficient to fund operations.

     If we cannot obtain additional funds, we will not be able to carry out our business plans.

      Genelabs had cash, cash equivalents and short-term investment balances totaling $19.0 million at December 31, 2001, and approximately $14.2 million at March 29, 2002. In order to have the necessary resources to execute our business plans for our drug discovery research and the development of Aslera for lupus, it will be necessary for us to secure additional funding for our operations. If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, Genelabs expects its cash to decrease an average of approximately $3.5 million for each remaining quarter of 2002. Since Genelabs’ inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for our drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

      Though we plan to seek additional funds, which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. The sale of additional equity would dilute existing shareholders. If we do not sell equity, we may have to seek other sources of capital, such as strategic alliances, which may require us to grant third parties rights to our intellectual property assets. We may also need to change our operating plans. Longer-term, we plan to fund our operations principally from royalties on sales of Aslera by marketing partners. However, Aslera may never receive FDA approval, and, if it does, we may never generate revenue from sales of Aslera. Although we are currently seeking to enter into licensing agreements for the marketing rights to Aslera in Europe and Japan, we may fail to enter into such license agreements on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license our products or technology on commercially favorable terms, if at all. The unavailability of additional funds would harm our business by delaying or preventing the development, testing, regulatory approval, manufacturing or marketing of our products and technologies.

      The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability;

•	our receipt of the not-approvable letter from the FDA for the Aslera NDA has had a negative impact on our ability to attract potential collaborators in Europe and Japan;

•	our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements; and

•	we believe that securing funding from sales of equity would be more difficult in the event that the FDA requires significant additional studies before it will approve Aslera than if the NDA for Aslera is deemed approvable by the FDA without such requirements.

      FDA actions with respect to our NDA for Aslera, for which we received a not-approvable letter in June 2001, will have a material impact on our ability to secure funding and we expect that the details of any FDA requirements will have an impact on the range of possible funding sources, the amount and terms of funding available and our ability to successfully secure such funding. If Aslera is ultimately approved for marketing in the U.S., Genelabs may receive a milestone payment of up to $45 million and significant royalties on Watson’s net sales of Aslera. In addition, we believe that any decision by the FDA that would enable us to move forward with marketing plans for Aslera will materially improve our ability to secure funding, while continued uncertainty about the regulatory status of Aslera would have a material negative impact on our ability to secure funding.

      Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Industry Risks

Our activities involve hazardous materials and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

      Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and other highly flammable materials, some of which are pressurized, such as hydrogen. We use the following radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chro-

mium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.

      Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under state or federal statutes. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our research facilities and operations.

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

      The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2001 and December 31, 2001, the closing price of our common stock fluctuated between $1.26 and $8.84 per share. Between January 1, 2002 and March 22, 2001 the closing price of our common stock fluctuated between $1.79 and $2.54 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

      In addition, numerous events occurring outside of our control may also impact the price of our common stock, including market conditions related to the biopharmaceutical industry. Other companies have defended themselves against securities class action lawsuits following periods of volatility in the market price of their common stock. If a party brings this type of lawsuit against us, it could result in substantial costs and diversion of management’s time.

Item 2.     Properties.

      We lease our principal research, clinical development and office facilities under an operating lease expiring in November 2002. We are seeking an extension of this lease, the final terms of which are not presently known, and anticipate staying in the same location. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent of $855,000. Genelabs believes that this facility is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate its operations.

Item 3.     Legal Proceedings.

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 4A.     Executive Officers of the Registrant.

      The executive officers of Genelabs are as follows:

Name	Age	Position

Irene A. Chow, Ph.D.	63	Chairman and Chief Executive Officer
James A. D. Smith	43	President
Ronald C. Griffith, Ph.D.	54	Vice President, Research
Lynn M. Hughes	46	Vice President, Human Resources and Corporate Services
Heather Criss Keller	36	Vice President, General Counsel and Secretary
Matthew M. Loar	39	Chief Financial Officer
Kenneth E. Schwartz, M.D.	54	Vice President, Medical Affairs
Roy J. Wu	47	Vice President, Business Development

      Irene A. Chow, Ph.D. has been Chairman since April 1999 and has been Chief Executive Officer since January 2001. From 1995 through March 1999 she was President and Chief Executive Officer. Dr. Chow joined Genelabs as an officer and director in 1993. In addition to her duties at the Company, Dr. Chow is also the chairman of the board of Genovate Biotechnology Co., Ltd. (formerly Genelabs Biotechnology Co., Ltd.). Prior to joining Genelabs, Dr. Chow held several positions at Ciba-Geigy Corporation, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. Prior to joining Ciba-Geigy, Dr. Chow served as an associate professor and assistant dean of Health Related Professions at Downstate Medical School, State University of New York. Dr. Chow holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

      James A. D. Smith has been President since April 1999. From January 2000 to January 2001 he also served as Chief Executive Officer. From October 1996 through March 1999 he was Chief Operating Officer and previously served the Company as Vice President, Marketing and Business Development and as Director of Marketing. Prior to joining Genelabs, Mr. Smith was with ICN Pharmaceuticals for more than ten years in various marketing and business development positions, most recently as Director of Worldwide Business Development. Mr. Smith has a B.S. in Molecular and Cellular Biology from the University of California, San Diego.

      Ronald C. Griffith, Ph.D. has been Vice President, Research since December 2001. Prior to joining Genelabs, Dr. Griffith was Vice President of Medicinal Chemistry with Isis Pharmaceuticals Corp. From February 2000 through May 2001 he was Vice President of Chemistry at X -Ceptor Therapeutics. Prior to that, Dr. Griffith was Director of Chemical Sciences at Tanabe Research Laboratories, USA from 1997 through 2000 and, from 1995 until he joined Tanabe, Dr. Griffith was Director of Chemistry with Astra

Pharmaceuticals (acquired by AstraZeneca). Dr. Griffith was also Director of Chemistry at Fison Pharmaceuticals from 1988 to 1995 and Director of Medicinal Chemistry at Pennwalt Corporation from 1986 to 1988, joining Pennwalt in 1974. Dr. Griffith received his B.S. degree from Alfred University and his Ph.D. in Organic Chemistry from Syracuse University and was a post-doctoral fellow at California Institute of Technology.

      Lynn M. Hughes has been Vice President, Human Resources and Corporate Services since February 2000. From 1996 until joining Genelabs, Ms. Hughes was Director, Human Resources at COR Therapeutics, Inc. Prior to joining COR, she held Human Resources positions with Navigation Technologies, Sony Electronics and Silicon Graphics. Ms. Hughes holds P.H.R. and C.C.P. Human Resources certifications and received her B.A. from the University of North Florida.

      Heather Criss Keller has been Vice President, General Counsel and Secretary since January 2001. From January 2000 until January 2001 she was Vice President, Legal Affairs and Secretary. From October 1998 through January 2000 she was Director of Legal Affairs, appointed Secretary in August 1999. From September 1996 until July 1998 Ms. Keller was Senior Corporate Counsel at Heartport, Inc. Prior to joining Heartport, Ms. Keller was an associate with the law firm of Brobeck, Phleger & Harrison LLP. Ms. Keller received a J.D. from Vanderbilt University School of Law and a B.A. from Duke University.

      Matthew M. Loar has been Chief Financial Officer since September 2001. From January 1999 to September 2001 he was Vice President, Finance, and for approximately three years previously was Director of Finance and Controller. Mr. Loar held various positions in finance and accounting for ten years prior to joining the Company, including five years in public accounting at Coopers & Lybrand. Mr. Loar is a Certified Public Accountant and has a B.A. in Legal Studies from the University of California, Berkeley.

      Kenneth E. Schwartz, M.D. has been Vice President, Medical Affairs since February 2002, prior to which he served as Senior Medical Director. Prior to joining Genelabs, Dr. Schwartz held several positions with Syntex Research and was an Assistant Clinical Professor in Internal Medicine — Endocrinology and Metabolism at the University of California, San Francisco. Dr. Schwartz has also had a private medical practice at Alta Bates Hospital in Berkeley, California. Dr. Schwartz received his B.S. in Chemistry from University of California, Los Angeles and his M.D. from Stanford University.

      Roy J. Wu has been Vice President of Business Development since October 2001. From October 1997 to October 2001, he served as Vice President, Corporate Secretary and member of the board of directors of Kissei Pharma, USA. Prior to joining Kissei, Mr. Wu was Director of Business Development with Quintiles — BRI Inc. for approximately three years and was previously with Syntex for 16 years, in research and development and in business development. He received his B.S. in Biology from University of San Francisco and his M.B.A. in International Finance from University of San Francisco.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters.

      The Common Stock of the Company began trading publicly on the Nasdaq Stock Market on June 13, 1991 under the symbol “GNLB.” The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported by the Nasdaq Stock Market.

	High	Low

2001
1st Quarter	8.84	4.00
2nd Quarter	5.09	1.70
3rd Quarter	2.68	1.26
4th Quarter	2.48	1.65
2000
1st Quarter	16.50	4.69
2nd Quarter	7.38	2.72
3rd Quarter	6.44	3.28
4th Quarter	6.25	3.56

      As of February 28, 2002, there were approximately 633 holders of record of Genelabs Common Stock.

      Genelabs has never declared or paid any cash dividends on its capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data.

      The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

      The following table summarizes quarterly financial data (unaudited).

	December 31	September 30	June 30	March 31

	(in thousands, except per share amounts)
2001 Quarter Ended:
Contract revenue	$1,062	$1,127	$1,076	$1,504
Research and development expenses	3,319	3,019	3,489	3,411
General and administrative expenses	1,660	1,537	1,733	1,534
Loss from continuing operations	(3,695)	(3,044)	(3,687)	(2,861)
Net loss	(3,408)	(3,044)	(3,687)	(2,861)
Loss per share from continuing operations	(0.07)	(0.06)	(0.07)	(0.06)
Net loss per share	(0.07)	(0.06)	(0.07)	(0.06)

	December 31	September 30	June 30	March 31

	(in thousands, except per share amounts)
2000 Quarter Ended:
Contract revenue	$1,870	$1,588	$1,635	$1,982
Research and development expenses	3,701	3,496	3,787	3,687
General and administrative expenses	1,837	1,158	1,432	1,199
Loss from continuing operations	(3,216)	(2,696)	(3,538)	(2,832)
Net loss	(3,216)	(2,696)	(3,538)	(2,832)
Loss per share from continuing operations	(0.07)	(0.06)	(0.09)	(0.07)
Net loss per share	(0.07)	(0.06)	(0.09)	(0.07)

      The selected financial data presented below summarizes certain financial information from the consolidated financial statements.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Statement of Operations Data:
Contract revenue	$4,769	$7,075	$8,017	$7,800	$3,115
Research and development expenses	13,238	14,671	13,953	12,615	12,022
General and administrative expenses	6,464	5,626	4,704	4,349	4,508
Loss from continuing operations	(13,287)	(12,282)	(10,139)	(6,717)	(12,038)
Net loss	(13,000)	(12,282)	(12,821)	(6,605)	(12,897)

Loss per share from continuing operations	(0.27)	(0.28)	(0.25)	(0.17)	(0.31)
Net loss per share	(0.26)	(0.28)	(0.32)	(0.17)	(0.33)

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,000	$34,671	$8,099	$20,301	$21,099
Working capital	13,359	28,758	3,010	12,310	15,793
Total assets	22,100	37,594	11,689	26,807	29,925
Shareholders’ equity	11,900	24,000	5,571	17,786	23,210

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” in Item 1 and elsewhere on this Annual Report on Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.

      Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, AsleraTM, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application, or NDA. Aslera is a potential new treatment for systemic lupus erythematosus, referred to as SLE or lupus, a disease for which current therapies are not adequate. After licensing Aslera from Stanford, Genelabs designed and conducted two large, well-controlled Phase III clinical trials of Aslera in women with SLE and a third Phase III clinical trial in men with SLE, begun in 1997, is ongoing. Upon completion of the second Phase III trial in 1999, Genelabs prepared an NDA for Aslera to treat women with lupus, which was submitted to the FDA on a rolling basis under fast-track designation in 2000. We subsequently received priority review designation from the FDA and licensed North American marketing rights to Watson Pharmaceuticals, Inc., referred to as Watson. The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001, and on June 26, 2001, the FDA sent us a letter stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved.

      The NDA review process has actively continued since our receipt of the FDA’s June not-approvable letter as we work within the FDA’s regulatory framework toward resolution of the issues raised in the letter. We believe there is a range of possible outcomes from our current discussions with the FDA, from the FDA approving our NDA to the FDA stating that the NDA could only be approved with an additional large, well-controlled Phase III clinical trial with positive results or other potentially costly and time-consuming contingencies. The decisions regarding whether deficiencies are sufficiently resolved to support approval of Aslera rest with the FDA and cannot be reasonably estimated before they are made. Our near-term drug development goal is to reach agreement with the FDA on the steps necessary for approval.

      In the event that we cannot reach agreement with the FDA on the steps necessary for approval of Aslera, we will evaluate the feasibility of any additional requirements requested by the FDA in order to determine how to proceed with the development of Aslera. Factors in our evaluation would include the potential complexity and expense of a particular clinical trial design requested by the FDA, our ability to accrue sufficient patients in a timely manner in a clinical trial, if required, and our financial position, including whether it would be possible to secure sufficient funding through financings or collaborations to satisfy any such requirements. If we determine that it is not feasible for us to satisfy one or more requirements requested by the FDA, we currently plan to continue to work with the FDA to find an acceptable alternative or seek assistance from collaborators with resources greater than ours. Even if we reach agreement with the FDA, we anticipate that there will still be issues that must be resolved before the FDA can approve Aslera for marketing. We cannot predict what these requirements will be, whether we will be successful in resolving any of the issues or whether there will be additional substantial obstacles to, or delays in, our development of Aslera for lupus.

      Our near-term drug discovery research goals are to continue to synthesize novel DNA-targeted compounds and to screen, test and optimize our lead compounds, including the antibacterial and antifungal lead compounds identified in 2001, with the goal of selecting one or more for preclinical development.

Results of Operations

Years Ended December 31, 2001 and 2000

Introduction

      Genelabs’ net loss was $13.0 million in 2001, an increase of $0.7 million from the $12.3 million net loss in 2000. This increase is primarily the result of lower contract revenue in 2001 and higher general and administrative costs related to our continued preparation for the potential commercial introduction of Aslera, partially offset by higher interest income and lower Aslera development costs. A more detailed discussion of the changes in Genelabs’ statement of operations follows.

     Contract Revenue

      Contract revenues were $4.8 million in 2001, a decrease of $2.3 million from $7.1 million in contract revenues in 2000. In 2001, approximately 63% of revenue, or $3.0 million, was the recognition into income of a previously received up-front license payment from Watson. In 2001, this source of revenue increased by $2.6 million over the $0.4 million recorded as revenue from Watson in 2000, because the agreements with Watson were signed in late 2000 and a full year of the up-front payment amortization was recognized in 2001 but not in 2000. This up-front license fee from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that it has significant obligations to Watson. Our current estimate of the term Genelabs has significant obligations to Watson is over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs’ transfer of technology to Watson, and Genelabs’ fulfillment of supply obligations to Watson, the longest of which is currently estimated to be approximately three and one-half years from the signing of the agreements with Watson in November 2000.

      Genelabs’ management considers the amortization period for the up-front payment from Watson a critical accounting estimate, which is based on our current estimate of the period we have significant obligations to Watson. The estimated period of amortization has a noteworthy impact on the revenue recognized, and, in turn, the net loss reported in Genelabs’ financial statements. For example, if a five-year term were estimated instead of the current three and one-half years, Genelabs’ revenue for 2001 would be lower by $1.0 million, and the net loss would be higher by $1.0 million. Conversely, if a shorter amortization term were estimated, Genelabs’ revenue for 2001 would be greater. We have assessed the remaining term over which the up-front payment from Watson is being recognized into the income statement, and believe it is the most appropriate term based on the facts known to us as of the date of the filing of this Annual Report on Form 10-K. However, actions taken by the FDA, or other changes in circumstances, after the filing of this Annual Report on Form 10-K may either reduce or lengthen the remaining period over which Genelabs records the up-front revenue from Watson.

      Aside from the revenue recognized from Watson, none of our other sources of revenue for 2001 exceeded $1.0 million. Other sources of revenue include data analysis services performed for larger pharmaceutical companies, royalties and grants. Revenues in 2001 from Genelabs’ Defense Advanced Research Projects Agency (DARPA) grant were $0.4 million, compared to $5.0 million in 2000, a decrease of $4.6 million in 2001 due to the grant’s scheduled expiration in early 2001. None of the other revenue changes for 2001 compared to 2000 were material.

Operating Expenses

      Operating expenses were $19.7 million in 2001, a decrease of $0.6 million from the $20.3 million in operating expenses in 2000. All operating expenses are related to Genelabs’ business of discovering and developing pharmaceutical products. In 2001, $13.2 million of operating expenses were in research and development, compared to $14.7 million in 2000, a decrease of $1.5 million for 2001 as compared to 2000. Costs related to Aslera were approximately $1.2 million lower in 2001 due to completion in 2000 of certain externally conducted toxicology studies and our purchase in 2000 of bulk drug supply in preparation for manufacturing validation of commercial product lots. Partially offsetting these 2001 decreases in Aslera costs were higher costs incurred in 2001 for external medical consultants as we prepared for and participated in various meetings with the FDA. Costs for Genelabs’ drug discovery efforts decreased $0.2 million in 2001 compared to 2000, as marginal cost reductions related to the scheduled expiration of Genelabs’ grant from DARPA in early 2001 were largely offset with increased expenditures related to Genelabs’ own drug discovery efforts.

      The Aslera and drug discovery projects are both ongoing, and the future of these projects, and the additional costs that will be incurred, depends on future events. In the near-term for Aslera, a higher level of future costs will be incurred if the FDA determines the product is approvable, in which case we anticipate conducting at least one large post-marketing study, and likely additional studies for other potential uses of the drug. We believe that costs for drug discovery efforts will be ongoing as long as the Company is in the pharmaceutical business. Costs for the year 2002 and thereafter will depend on many factors, including the outcome of scientific experiments and funding available to the Company.

      In 2001, $6.5 million in operating expenses were general and administrative expenses, compared to $5.6 million in 2000, an increase of $0.9 million. Higher general and administrative costs were incurred in 2001 compared to 2000 as we continued to prepare for the potential commercial introduction of Aslera and resolved a legal matter. Future general and administrative expenses will vary depending upon our execution of our business plans.

Nonoperating Expenses

      Interest income was $1.6 million in 2001, an increase of $1.0 million from 2000. The increase in interest income was due to higher average cash and short-term investment balances during 2001 than during 2000.

      In 2001, we recorded $0.3 million in income from the discontinued operations of Genelabs Diagnostics Pte. Ltd., referred to as GLD. This amount reflects the net income of this subsidiary after it settled an HIV-2 patent infringement suit that was brought in Singapore. Genelabs’ management is pursuing the sale of GLD, and expects to complete its divestment in 2002.

Years Ended December 31, 2000 and 1999

      Genelabs’ net loss was $12.3 million in 2000, a decrease of $0.5 million from the $12.8 million net loss in 1999. This decrease is primarily the result of significantly lower losses from the Company’s discontinued diagnostics operations, offset by an increased loss from continuing operations of drug development and discovery. A more detailed discussion of the changes in Genelabs’ statement of operations follows.

      Contract revenues were $7.1 million in 2000, a decrease of $0.9 million from the $8.0 million in contract revenues in 1999. In 2000 approximately 70% of revenue, or $5.0 million, was from the DARPA grant, compared to $5.2 million from DARPA in 1999, a decrease of $0.2 million in 2000. Our research collaboration with DuPont Pharmaceuticals was terminated as of December 31, 1999, resulting in $1.1 million less revenue in 2000 compared to 1999. The decreases in revenue in 2000 as compared to 1999 from DARPA and DuPont, which totaled $1.3 million, were partially offset by an increase of $0.4 million related to our collaboration with Watson. In 2000, we received a $10 million non-refundable up-front license fee from Watson, of which $0.4 million was recognized as revenue in 2000. The remainder of this fee was deferred for recognition as revenue over the longer of the estimated periods incorporating FDA consideration of approval of Aslera, Genelabs’ transfer of technology to Watson, or Genelabs’ fulfillment of supply obligations to Watson; the longest of which is currently estimated to be approximately three and one-half years from the signing of the agreements with Watson in November 2000.

      Operating expenses were $20.3 million in 2000, an increase of $1.6 million from the $18.7 million in operating expenses in 1999. In 2000, $14.7 million of operating expenses were in research and development, compared to $14.0 million in 1999, an increase of $0.7 million. The increase in research and development expenses was primarily the result of costs for our preparation and submission of a New Drug Application for Aslera to the FDA. General and administrative expenses increased to $5.6 million in 2000 compared to $4.7 million in 1999, as we began preparations for the potential commercial introduction of Aslera.

      In 2000, interest income increased slightly to $0.6 million from $0.5 million in 1999 due to our increased cash and short-term investment balance at the end of the year, after entering into the agreements with Watson. Also in 2000, we recorded a gain of $0.4 million on the sale of a portion of our equity investment in a Taiwan-based biopharmaceutical company.

      In 2000, there was no income or loss recorded from GLD, the Company’s discontinued diagnostics operation in Singapore. This operation was written-off in 1999 after it lost an HIV-2 patent infringement suit for which the damage estimates exceeded GLD’s net assets. The charges related to the diagnostics operation and the write-off aggregated $2.8 million in 1999, and there were no charges or income for this business reported in 2000, since as of December 31, 2000 the damage estimates still exceeded GLD’s net assets.

Liquidity and Capital Resources

      Genelabs had cash, cash equivalents and short-term investment balances totaling $19.0 million at December 31, 2001. During 2001, our cash and short-term investments balance decreased by $15.7 million, from $34.7 million at December 31, 2000, largely due to cash used in operations. The cash used in operations funded our development of Aslera as a new treatment for lupus and the continued work on antimicrobial compounds discovered in our DNA-targeted drug discovery program.

      Genelabs’ liquidity and capital resources will potentially be materially impacted by FDA actions with respect to our NDA for Aslera, for which we received a not-approvable letter in June 2001. If Aslera is ultimately approved for marketing in the U.S., Genelabs believes that the most important impact of the Watson collaboration for Genelabs’ liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Aslera. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch. In addition to royalties, Genelabs may receive a milestone payment of up to $45 million in the event of FDA approval of Aslera. Any decision by the FDA that would enable Genelabs to move forward with marketing plans for Aslera will materially improve Genelabs’ liquidity and capital resources. This improvement may occur through receipt of a milestone payment from Watson, revenue from product royalties, increased interest from potential collaborators in Europe and Japan and/or improved access to capital markets. Genelabs estimates that if Aslera is approved by the FDA, its resources will be sufficient to fund operations for more than two years prior to consideration of royalties on net sales of Aslera.

      If Aslera is not approved by the FDA in 2002, Genelabs estimates that its cash, short-term investments and committed funding sources will be sufficient to fund its operations into the second quarter of 2003. Prior to this time, we plan to seek additional funds which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements. It is possible that none of these efforts to seek additional funds will be successful. The following are illustrations of potential impediments to our ability to successfully secure additional funds. Our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability. Our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements. We believe that securing funding from sales of equity would be more difficult in the event that the FDA requires significant additional studies before it will approve Aslera than if the NDA for Aslera is deemed approvable by the FDA without such requirements. We plan to evaluate the feasibility of any additional requirements requested by FDA and expect that the details of any such requirements will have an impact on the range of possible funding sources, the amount and terms of funding available and our ability to successfully secure such funding.

      As of March 29, 2002, Genelabs had cash and short-term investments of approximately $14.2 million. Consistent with prior years, cash use during the first quarter is generally higher than the second, third and fourth quarters. If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, we expect our cash to decrease an average of approximately $3.5 million for each remaining quarter of 2002. Since Genelabs’ inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

      Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

     Off-Balance Sheet Arrangements

      Genelabs’ principal research, clinical development and office facilities are leased from third-parties under operating leases. As such, Genelabs expenses its facility rental costs as those costs are incurred over the term of the lease. Genelabs owns all of the equipment used in conducting its business, and, other than the facility operating leases, does not have any off-balance sheet arrangements.

      As of December 31, 2001, the Company had total open purchase order commitments for approximately $0.7 million of products and services, all of which we expect to receive and pay for in 2002. In addition, Genelabs has commitments of $0.9 million due in 2002 under its operating lease. There are currently no additional contractual obligations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s short-term investments. We consider the risk minimal as each security in our portfolio of short-term investments matures in less than two years, to date we have not used derivative instruments, and we have placed our investments with high quality debt issuers. As of December 31, 2001, the overall average maturity of Genelabs short-term investment portfolio was less than six months, leaving little exposure to changes in interest rates.

      Genelabs’ exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which is accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption “Long-term investments.” Genelabs may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. Because the book value of Genelabs’ ownership percentage of Genovate is greater than our carrying cost, we currently do not believe that any foreign currency exchange rate changes would impact the value of this investment as reported in the financial statements unless the value of a Taiwan dollar depreciates by greater than 60% compared to the U.S. dollar, which, depending on other circumstances, might require Genelabs to record a non-cash charge to write-down the long-term investment.

Item 8.     Consolidated Financial Statements and Supplementary Data.

      The Company’s Consolidated Financial Statements are set forth in the “Genelabs Technologies, Inc. Consolidated Financial Statements and Annual Report on Form 10-K Index” on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of Registrant.

      The information concerning the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled “Proposal No. 1 — Election of Directors “ of the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders to be held on June 20, 2002 (the “Proxy Statement”). The information concerning the Company’s executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled “Compliance With Section 16(a) of the Exchange Act.

Item 11.     Executive Compensation.

      The information required by Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation and Other Information” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is incorporated herein by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.     Certain Relationships and Related Transactions.

      The information required by Item 13 is incorporated herein by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions”.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1), (a)(2) and (d) Financial Statements and Schedules. Reference is made to “Genelabs Technologies, Inc. Consolidated Financial Statements Annual Report on Form 10-K Index” on page F-1 of this Annual Report on Form 10-K. All financial statement schedules have been omitted because they are not applicable or because the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

      (a)(3) and (c) Index to Exhibits. The following documents are filed herewith or incorporated by reference herein.

Exhibit
Number	Exhibit Title

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.02	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).
4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the “Form S-1”)).
10.01	Registrant’s 1985 Employee Stock Option Plan and related documents, as amended to date (incorporated herein by reference to Exhibit 4.03 to the Registrant’s Registration Statement on Form S-8 (File No. 33-81894) filed on July 25, 1994 (the “July 1994 Form S-8”).
10.02	Registrant’s 1987 Directors Stock Option Plan and related documents, as amended to date (incorporated herein by reference to Exhibit 10.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).
10.03	Registrant’s 1991 Employee Stock Purchase Plan, as amended to date (incorporated herein by reference to Exhibit 4.04 to Registrant’s Registration Statement on Form S-8 (File No. 333-30083) filed on June 26, 1997).
10.04	Registrant’s Amended 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.06 to the 2000 Form 10-K).
10.05	Registrant’s 1992 Restricted Stock Award Plan, as amended to date (incorporated herein by reference to Exhibit 4.06 to the Registrant’s Registration Statement on Form S-8 (File No. 333-4806) filed on May 7, 1996).

Exhibit
Number	Exhibit Title

10.06	Registrant’s 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.07	Registrant’s 2001 Stock Option Plan.
10.08	Registrant’s 2001 Employee Stock Purchase Plan.
10.09	Form of Registrant’s Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).
10.10	Industrial Net Lease Agreement by and between Registrant and Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit 10.06 to the Form S-1).
10.11	Amendment to Industrial Net Lease Agreement by and between Registrant and Metropolitan Life Insurance Company dated June 17, 1997 (incorporated herein by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.12	Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”))*.
10.13	License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K)*.
10.14	Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to the 1995 Form 10-K)*.
10.15	Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K)*.
10.16	Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K)*.
10.17	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002.
10.18	Form of Agreement entered into by Registrant with certain employees of Registrant.
23.01	Consent of Ernst & Young LLP, Independent Auditors.

*	Confidential treatment has been granted with respect to certain portions of this document.

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.

By:	/s/ IRENE A. CHOW

Irene A. Chow
Chairman and Chief Executive Officer

March 29, 2002

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

Signature	Title	Date

Principal Executive Officer:

/s/ IRENE A. CHOW Irene A. Chow	Chairman and Chief Executive Officer	March 29, 2002

Principal Financial and Accounting Officer:

/s/ MATTHEW M. LOAR Matthew M. Loar	Chief Financial Officer	March 29, 2002

Additional Directors:

/s/ RICHARD CROUT J. Richard Crout		March 29, 2002

/s/ THOMAS E. DEWEY, JR. Thomas E. Dewey, Jr.		March 29, 2002

/s/ ARTHUR GRAY, JR. Arthur Gray, Jr.		March 29, 2002

Signature	Title	Date

/s/ H. H. HAIGHT H. H. Haight		March 29, 2002

/s/ ALAN Y. KWAN Alan Y. Kwan		March 29, 2002

/s/ JAMES A. D. SMITH James A. D. Smith	President & Director	March 29, 2002

/s/ NINA K. WANG Nina K. Wang		March 29, 2002

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

ANNUAL REPORT ON FORM 10-K

INDEX

Page

Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7 – F-14

      All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Genelabs Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Palo Alto, California

February 6, 2002

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$8,626	$11,646
Short-term investments	10,374	23,025

Total cash, cash equivalents and short-term investments	19,000	34,671
Other current assets	602	478

Total current assets	19,602	35,149
Property and equipment, net	1,251	1,459
Long-term investments	960	986
Net assets of diagnostics subsidiary held for sale	287	—

	$22,100	$37,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,474	$1,587
Accrued compensation and related expenses	1,769	1,387
Unearned contract revenue	3,000	3,417

Total current liabilities	6,243	6,391
Accrued compensation	332	578
Unearned contract revenue	3,625	6,625

Total liabilities	10,200	13,594

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none issued or outstanding at December 31, 2001 or 2000	—	—
Common stock, no par value, 75,000 shares authorized, 49,843 and 49,398 shares issued and outstanding at December 31, 2001 and 2000, respectively	180,500	179,600
Accumulated deficit	(168,600)	(155,600)

Total shareholders’ equity	11,900	24,000

	$22,100	$37,594

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2001	2000	1999

	(in thousands,
	except per share amounts)
Contract revenue	$4,769	$7,075	$8,017

Operating expenses:
Research and development	13,238	14,671	13,953
General and administrative	6,464	5,626	4,704

Total operating expenses	19,702	20,297	18,657

Operating loss	(14,933)	(13,222)	(10,640)
Interest income	1,646	589	501
Gain on sale of long-term investments	—	351	—

Loss from continuing operations	(13,287)	(12,282)	(10,139)
Income/(loss) from discontinued operations of diagnostics subsidiary	287	—	(2,682)

Net loss	$(13,000)	$(12,282)	$(12,821)

Loss per share from continuing operations	$(0.27)	$(0.28)	$(0.25)

Net loss per share	$(0.26)	$(0.28)	$(0.32)

Weighted average shares outstanding	49,584	43,507	39,928

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
	Series A			Other	Total
	Convertible	Common	Accumulated	Comprehensive	Shareholders’
	Preferred Stock	Stock	Deficit	Income	Equity

	(in thousands)
Balance, December 31, 1998	$9,682	$138,335	$(130,497)	$266	$17,786
Comprehensive loss:
Net loss			(12,821)		(12,821)
Foreign currency translation adjustment				(266)	(266)

Total comprehensive loss					(13,087)
114 shares issued under the restricted stock plan		234			234
199 shares issued under the employee stock purchase plan		275			275
175 shares issued under stock options		363			363

Balance, December 31, 1999	9,682	139,207	(143,318)	—	5,571
Comprehensive loss:
Net loss			(12,282)		(12,282)
16 shares canceled under the restricted stock plan		(26)			(26)
267 shares issued under the employee stock purchase plan		456			456
811 shares issued under stock options		2,652			2,652
3,333 shares issued upon conversion of Series A convertible preferred stock	(9,682)	9,682			—
1,779 shares issued under financing agreement		6,925			6,925
3,000 shares and warrant to purchase 500 shares issued to Watson Pharmaceuticals, Inc.		20,533			20,533
Non-employee equity awards		171			171

Balance, December 31, 2000	—	179,600	(155,600)	—	24,000
Comprehensive loss:
Net loss			(13,000)		(13,000)
336 shares issued under the employee stock purchase plans		504			504
109 shares issued under stock options		278			278
Non-employee equity awards		118			118

Balance, December 31, 2001	$—	$180,500	$(168,600)	$—	$11,900

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2001	2000	1999

	(increase (decrease) in cash
	and cash equivalents)
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,000)	$(12,282)	$(12,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	692	665	578
(Income)/loss of discontinued diagnostics subsidiary	(287)	—	2,682
Gains on sales of long-term investments	—	(351)	—
Non-employee equity awards	118	171	—
Changes in assets and liabilities:
Other current assets	(124)	(7)	(88)
Accounts payable, accrued liabilities, and accrued compensation	23	(597)	(596)
Unearned contract revenue	(3,417)	9,073	224

Net cash used in operating activities	(15,995)	(3,328)	(10,021)

Cash flows from investing activities:
Purchases of short-term investments	(36,215)	(29,824)	(4,460)
Proceeds from sales and maturities of short-term investments	48,866	12,364	15,565
Capital expenditures	(484)	(378)	(860)
Proceeds from sales of long-term investments	26	539	—
Net remittances to diagnostics subsidiary	—	—	(607)
Other	—	199	(86)

Net cash provided by/(used in) investing activities	12,193	(17,100)	9,552

Cash flows from financing activities:
Proceeds from issuance of common stock, net	782	30,540	872
Payments on short-term borrowings	—	(1,000)	(1,500)

Net cash provided by/(used in) financing activities	782	29,540	(628)

Net (decrease)/increase in cash and cash equivalents	(3,020)	9,112	(1,097)
Cash and cash equivalents, beginning of the period	11,646	2,534	3,631

Cash and cash equivalents, end of the period	8,626	11,646	2,534
Short-term investments, end of the period	10,374	23,025	5,565

Cash, cash equivalents and short-term investments, end of the period	$19,000	$34,671	$8,099

Supplemental Cash Flow Information:
Interest paid	$—	$19	$68

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(in thousands, except per share amounts)

1.     Significant Accounting Policies

     Business Description

      Genelabs Technologies, Inc. is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, AsleraTM, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application. Aslera is a potential new treatment for systemic lupus erythematosus, a disease for which current therapies are not adequate. To develop this drug candidate, we have built internal clinical development capabilities which may be used to support the development of additional indications for Aslera and for new drug candidates. Genelabs acquired and developed this late-stage investigational drug to provide opportunities to fund and support our core business: the discovery and development of novel drug candidates.

     Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc. and Genelabs Diagnostic, Inc. All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products. See Note 4 for discussion of the Company’s diagnostics subsidiary. All amounts in footnotes are in thousands, except per share data.

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

      Revenue from non-refundable upfront license fees where we continue involvement through development, a collaboration, or an obligation to supply product is recognized ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product’s development.

      Revenue associated with development milestones, if any, is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue associated with royalty payments based on third party sales, if any, is recognized as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

      Revenue under R&D cost reimbursement contracts is recognized as the related costs are incurred.

      Advance payments received in excess of amounts earned are classified as deferred revenue.

      In November 2000, Genelabs entered into an agreement with Watson Pharmaceuticals, Inc. providing Watson with an exclusive license to the marketing rights for Aslera in North America. Under the agreement, Genelabs received a $10,000 non-refundable up-front license fee in 2000, of which $3,000 and $400 was recognized as revenue in 2001 and 2000, respectively. The non-refundable license fee has been deferred and is being recognized on a straight-line basis over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs’ transfer of technology to Watson, and Genelabs’ fulfillment of supply obligations; the longest of these periods is currently estimated to be approximately three and one-half years

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

from the signing of the agreement with Watson. Deferred revenue at December 31, 2001 of approximately $6,600 consists entirely of the remaining portion of the up-front fee received from Watson in 2000. The collaboration and license agreement with Watson also provides Genelabs with significant royalties on product sales and a milestone payment of up to $45,000 if the FDA approves the marketing of Aslera for the treatment of systemic lupus erythematosus. Also see Note 6 regarding sale of common stock and warrants to Watson in 2000.

      Revenue recognized from certain of Company’s grants and collaborations represents 10% or more of total contract revenue. In 2001, there was one significant source of revenue accounting for 63% of total revenue. In 2000, there was one significant source of revenue accounting for 70% of total contract revenue. In 1999, there were two significant sources of revenue accounting for 64% and 19% of total contract revenue.

     Stock-Based Compensation

      The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees.

      Compensation expense for options or warrants granted to non-employees is recorded at fair value of the consideration received or fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is remeasured and adjusted over the vesting term of the underlying options.

     Earnings Per Share

      Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company’s net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 2001, 2000 and 1999 would have included an additional 529, 1,373 and 287 shares, respectively, related to the Company’s outstanding stock options, and zero, 1,667 and 3,833 shares, respectively, related to the Series A Convertible Preferred Stock.

     Cash, Cash Equivalents and Short-Term Investments

      Cash, cash equivalents and short-term investments are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at acquisition that are readily convertible into cash and have insignificant interest rate risk.

      The Company invests funds that are not required for immediate operating needs principally in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001 and 2000, all marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, when material, are included in accumulated other comprehensive income. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

     Long-Term Investments

      The Company uses the cost method of accounting for its equity investment in a private company. The Company holds less than 20% of the voting shares of this entity and management periodically monitors the liquidity and financing activities of this entity to determine if an impairment write-down is required.

     Research and Development Expenses

      Our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, consulting costs, clinical trial costs and allocations of corporate costs.

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets “held for sale” that were initially recorded under previous models (APB 30 or FAS 121) and do not meet the new “held for sale” criteria. The Company expects to adopt FAS 144 as of January 1, 2002, and believes that the adoption of this statement will have no material effect on its financial statements.

2.     Available-for-Sale Securities

      The following table summarizes estimated fair value and cost of available-for-sale securities at December 31:

	2001	2000

Description:
U.S. Treasury securities and obligations of U.S. government agencies	$12,205	$16,879
Corporate debt securities	2,065	10,097
Asset-backed securities	2,304	6,570
Money-market mutual funds	1,409	572

	$17,983	$34,118

Balance Sheet Classification:
Included in cash and cash equivalents	$7,609	$11,093
Included in short-term investments	10,374	23,025

	$17,983	$34,118

Maturity:
Due within one year	$14,927	$22,726
Due after one year through two years	3,056	11,392

	$17,983	$34,118

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

3.     Property and Equipment

      The components of property and equipment are as follows:

	2001	2000

Laboratory equipment	$4,479	$4,127
Leasehold improvements	4,421	4,337
Office and other equipment	2,226	2,178

	11,126	10,642
Less accumulated depreciation and amortization	(9,875)	(9,183)

	$1,251	$1,459

4.     Discontinued Operation — Diagnostics Subsidiary

      At December 31, 2001, the Company owned 100% of the common stock of Genelabs Diagnostics Pte. Ltd. (“GLD”) through a series of separate domestic and foreign corporations. In 1998, Genelabs adopted a plan to divest this subsidiary and began accounting for GLD as a discontinued operation. Shortly thereafter, Institut Pasteur and Pasteur Sanofi Diagnostics filed a lawsuit in Singapore, alleging that GLD infringed an HIV-2 patent owned by Institut Pasteur and exclusively licensed to Pasteur Sanofi Diagnostics. Subsequent to the filing of the lawsuit, Pasteur Sanofi Diagnostics was sold to Bio-Rad Laboratories, Inc. (“Bio-Rad”).

      On February 4, 2000, a Singapore court found that GLD infringed the patent and assessed an interim royalty to be paid by GLD on sales of products that infringed the patent. Damages were not determined at that time because Singapore law requires a separate damages hearing. To estimate potential damages, the interim royalty rate determined by the court was applied to the period of infringement, and the damages calculated exceeded the net assets of GLD. Based on the Singapore court’s findings, Genelabs believed that GLD’s value had been impaired and that there was reasonable basis for estimating the amount of the loss. Therefore, Genelabs wrote-off its investment in GLD as of December 31, 1999.

      On October 24, 2001, Bio-Rad and GLD announced a global settlement of claims regarding alleged infringement of HIV-2 patents. In consideration of the settlement an HIV-2 license was granted to GLD for the products at issue in the lawsuit, and GLD is required to make certain payments to Bio-Rad. The settlement payments were within estimates established by Genelabs in consolidation of GLD, and accordingly, no adjustments were made to the loss provisions that had been provided.

      Genelabs’ management is pursuing the sale of GLD, and expects to complete its divestment in 2002.

      Summarized financial information for GLD for the years ended and as of December 31, is as follows:

Statements of Operations

	2001	2000	1999

Product sales	$6,676	$7,925	$6,604
Cost of sales	3,467	4,108	3,673

Gross profit	3,209	3,817	2,931
Operating expenses	2,792	2,960	3,393

Income/(loss) prior to loss of patent litigation	417	857	(462)
Charge accrued in consolidation for loss of HIV-2 patent litigation	130	857	2,220

Income/(loss) from discontinued operations	$287	$—	$(2,682)

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

Balance Sheets

	2001	2000

Cash	$1,713	$2,215
Accounts receivable	1,247	1,337
Inventories	1,476	1,661
Net property & equipment and other assets	250	421

Total assets	$4,686	$5,634

Liabilities, principally current	$4,399	$5,634
Net equity of Genelabs Diagnostics Pte. Ltd.	287	—

Total liabilities and net equity	$4,686	$5,634

5.     Commitments and Contingencies

      The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring November 2002. The Company is required to pay certain maintenance expenses in addition to monthly rent. There are no other material lease obligations. At December 31, 2001, future minimum lease payments under all operating leases with original terms greater than one year are $907 for 2002, excluding sublease rentals. Total lease expense, net of sublease income, was $883, $1,043 and $911 for 2001, 2000 and 1999, respectively.

      In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson, as of December 31, 2001, the Company had outstanding orders with third party suppliers totaling $574.

      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect Genelabs’ financial position or results of operations. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company’s results of operations as a result of defense costs, diversion of management resources, and other factors.

6.     Shareholders’ Equity

     Common Stock

      At December 31, 2001, the Company had 13,410 shares reserved for future issuance. During 2001, the Company recorded compensation expense of $118 for non-employee equity awards.

      The Company has entered into a series of agreements with Watson for the licensing of marketing rights to Aslera in North America. In connection with these agreements the Company issued 3,000 shares of common stock and a warrant to purchase 500 shares of common stock to Watson for $20,550 in November 2000. The warrant is immediately exercisable at $6.85 per share and expires no later than November 2005.

7.     Stock-Based Compensation

      Employee Stock Purchase Plan (“Stock Purchase Plan”). Employees who meet certain minimum requirements are eligible to participate in the Company’s Stock Purchase Plan, for which 2,000 shares of Common Stock have been reserved. Eligible employees are entitled to purchase stock at 85% of the market

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

value at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Purchases are limited to a maximum of $25 per year and employees can contribute up to 15% of total compensation. Through December 31, 2001 and 2000, a cumulative total of 1,461 and 1,125 shares, respectively, had been issued under the Stock Purchase Plan and a similar predecessor plan, with 1,854 shares remaining for future purchases.

      Stock Award Plans. The Company has stock award plans that provide for the issuance of shares of Common Stock to employees and independent contractors who are not officers or directors. There are 700 shares of Common Stock reserved for issuance under these plans. Through both December 31, 2001 and 2000, a cumulative total of 204 shares had been issued under these plans.

      Stock Option Plan. The Company’s stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally may not be granted at prices lower than fair market value on the date of grant and vest over periods ranging from two to four years, with expiration no later than ten years from the date of grant. At December 31, 2001, 3,033 shares were available for future grants.

      Stock option transactions from 1999 through 2001 are summarized as follows:

		Weighted	Range of
	Number of	Average	Exercise
	Shares	Exercise Price	Prices

Outstanding at December 31, 1998	3,422	$3.79	$1.41-$ 9.16
Granted	1,214	$2.18	$1.53-$ 3.53
Exercised	(175)	$2.07	$1.41-$ 3.47
Canceled	(636)	$4.10	$1.66-$ 9.16

Outstanding at December 31, 1999	3,825	$3.34	$1.41-$ 8.81
Granted	1,018	$5.29	$2.20-$12.78
Exercised	(811)	$3.30	$1.41-$ 6.43
Canceled	(604)	$3.53	$1.53-$ 6.75

Outstanding at December 31, 2000	3,428	$3.85	$1.41-$12.78
Granted	1,392	$4.22	$1.26-$ 7.08
Exercised	(109)	$2.50	$1.41-$ 5.80
Canceled	(524)	$4.63	$1.65-$ 8.44

Outstanding at December 31, 2001	4,187	$3.91	$1.26-$12.78

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

      The exercise price ranges and average remaining terms of options outstanding and exercisable at December 31, 2001 were:

	Number of	Weighted	Weighted	Number of	Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/01	Term	Price	at 12/31/01	Price

$1.26-$ 2.97	2,088	6.5 years	$2.20	1,484	$2.35
$3.02-$ 5.94	1,147	7.1 years	$4.53	747	$4.34
$6.25-$12.78	952	7.0 years	$6.92	495	$6.75

$1.26-$12.78	4,187	6.8 years	$3.91	2,726	$3.69

      There were options for 2,067 and 2,239 shares exercisable at December 31, 2000 and 1999, respectively.

      Disclosure of Fair Value of Stock Options. As disclosed in Note 1, Genelabs accounts for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principles require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. Accordingly, for disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate, the Company’s management believes that this model does not provide a representative measure of the fair value of the options actually granted under the Company’s stock-based compensation plans. To determine the pro forma disclosure, the Company used the following weighted average assumptions for 2001, 2000 and 1999, respectively: dividend yields of zero, risk-free interest rates of 4.0%, 6.0% and 6.0%, volatility factors of 1.0 and a one-year expected life of the options after vesting. Based on these assumptions, the weighted-average fair value of options granted during 2001, 2000 and 1999 was $3.53, $4.28 and $1.38 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is expensed ratably over the options’ vesting period. If the Company elected to record the fair value estimate of stock options in its financial statements, the net loss for 2001, 2000 and 1999, respectively, would have been $16,695, $14,712 and $14,339 and the net loss per share would have been $0.34, $0.34 and $0.36 per share.

8.     Income Taxes

      At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $136,000 that expire in various amounts between the years 2002 and 2021. In addition, the Company has federal research and development tax credit carryforwards of approximately $2,200 that expire in various amounts between the years 2002 and 2021. Under provisions of the Internal Revenue Code and similar state provisions, the availability of the Company’s net operating loss and tax credit carryforwards may be subject to future limitations if future financing transactions result in significant ownership changes. To date, no restriction in the ability to utilize the Company’s carryforwards is anticipated.

      Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and

GENELABS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$47,400	$41,100
Research credits	3,100	3,000
Capitalized research expenditures	1,300	1,600
Deferred revenue	2,700	4,000
Other individually immaterial items, net	2,000	2,000

Total deferred tax assets	56,500	51,700
Valuation allowance for deferred tax assets	(56,500)	(51,700)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For 2001, 2000 and 1999, the valuation allowance increased by $4,800, $6,500 and $4,100, respectively. Approximately $2,700 and $2,600 of the valuation allowance for deferred tax assets in 2001 and 2000, respectively, relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

EXHIBIT INDEX

Exhibit
No.	Description

10.07	Registrant’s 2001 Stock Option Plan
10.08	Registrant’s 2001 Employee Stock Purchase Plan
10.17	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002
10.18	Form of Agreement entered into by Registrant with certain employees of Registrant
23.01	Consent of Ernst & Young LLP, Independent Auditors