Form 10-Q
period 2002-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2002-05-14
CIK 874443

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California
(State or other jurisdiction of	94-3010150
incorporation or organization)	(I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐ .

There were 49,847,934 shares of the Registrant’s Common Stock issued and outstanding on May 8, 2002.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$4,195	$8,626
Short-term investments	10,038	10,374

Total cash, cash equivalents and short-term investments	14,233	19,000
Other current assets	507	602

Total current assets	14,740	19,602
Property and equipment, net	1,202	1,251
Long-term investments	960	960
Net assets of diagnostics subsidiary held for sale	363	287

	$17,265	$22,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,473	$1,474
Accrued compensation and related expenses	1,236	1,769
Unearned contract revenue	3,000	3,000

Total current liabilities	5,709	6,243
Accrued compensation	339	332
Unearned contract revenue	2,875	3,625

Total liabilities	8,923	10,200

Shareholders’ equity:
Common stock	180,509	180,500
Accumulated deficit	(172,167)	(168,600)

Total shareholders’ equity	8,342	11,900

	$17,265	$22,100

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,

	2002	2001

Contract revenue	$1,031	$1,504

Operating expenses:
Research and development	3,380	3,411
General and administrative	1,366	1,534

Total operating expenses	4,746	4,945

Operating loss	(3,715)	(3,441)
Interest income	72	580

Loss from continuing operations	(3,643)	(2,861)
Income from discontinued operations of diagnostics subsidiary	76	—

Net loss	$(3,567)	$(2,861)

Loss per share from continuing operations	$(0.07)	$(0.06)

Net loss per share	$(0.07)	$(0.06)

Weighted average shares outstanding	49,848	49,446

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,567)	$(2,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	147
Depreciation and amortization expense	185	166
Gains on sales of long-term investments	—	(20)
Non-employee equity awards	—	56
Income from discontinued operations of diagnostics subsidiary	(76)	—
Changes in assets and liabilities:
Other current assets	95	257
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(527)	(344)
Unearned contract revenue	(750)	(1,167)

Net cash used in operating activities	(4,640)	(3,766)

Cash flows from investing activities:
Purchases of short-term investments	(152)	(6,140)
Proceeds from sales and maturities of short-term investments	488	5,597
Capital expenditures	(136)	(268)
Other	—	46

Net cash provided by/(used in) investing activities	200	(765)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9	204

Net decrease in cash and cash equivalents	(4,431)	(4,327)
Cash and cash equivalents, beginning of the period	8,626	11,646

Cash and cash equivalents, end of the period	4,195	7,319
Short-term investments, end of the period	10,038	23,568

Cash, cash equivalents and short-term investments, end of the period	$14,233	$30,887

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)
March 31, 2002

1.	Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its subsidiaries (“Genelabs” or the “Company”) after elimination of all significant intercompany accounts and transactions. Genelabs is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, Aslera™, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application. Aslera is a potential new treatment for systemic lupus erythematosus (“SLE” or “lupus”), a disease for which current therapies are not adequate. To develop this drug candidate, we have built internal clinical development capabilities which may be used to support the development of additional indications for Aslera and for new drug candidates. Genelabs acquired and developed this late-stage investigational drug to provide opportunities to fund and support our core business: the discovery and development of novel drug candidates.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Recent Pronouncements

     We adopted Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. FAS 144 supersedes Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations for the three months ended March 31, 2002.

2.	Comprehensive Loss

     During the three months ended March 31, 2002 and 2001, the Company’s comprehensive loss amounted to $3,567 and $2,714, respectively.

     FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, including those identified by the words “may,” “will,” “anticipates,” “intends,” “believes,” “expects,” “plans,” “potential” and similar expressions. These forward-looking statements include, among others, statements regarding:

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

     All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ except as required by the Exchange Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, Aslera™, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application, or NDA. Aslera is a potential new treatment for systemic lupus erythematosus, referred to as SLE or lupus, a disease for which current therapies are not adequate. After licensing Aslera from Stanford, Genelabs designed and conducted two large, well-controlled Phase III clinical trials of Aslera in women with SLE and a third Phase III clinical trial in men with SLE, begun in 1997, is ongoing. Upon completion of the second Phase III trial in 1999, Genelabs prepared an NDA for Aslera to treat women with lupus, which was submitted to the FDA on a rolling basis under fast-track designation in 2000. We subsequently received priority review designation from the FDA and licensed North American marketing rights to Watson Pharmaceuticals, Inc., referred to as Watson. The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001, and on June 26, 2001, the FDA sent us a letter stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved.

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

Results of Operations — First Quarter 2002 compared to First Quarter 2001

     Genelabs’ net loss was $3.6 million for the three months ended March 31, 2002 compared to a loss of $2.9 million for the same period in 2001.

     The Company recorded contract revenues of $1.0 million in the first quarter of 2002, the largest component of which represents the recognition into income of a previously received up-front license payment from Watson. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that it has significant obligations to Watson. Our current estimate of the term Genelabs has significant obligations to Watson is over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs’ transfer of technology to Watson, and Genelabs’ fulfillment of supply obligations to Watson, the longest of which is currently estimated to be approximately three and one-half years from the signing of the agreements with Watson in November 2000.

     Genelabs’ management considers the amortization period for the up-front payment from Watson a critical accounting estimate which is based on our current estimate of the period we have significant obligations to Watson. The estimated period for amortization has a noteworthy impact on the revenue recognized, and, in turn, the net loss reported in Genelabs’ financial statements. For example, if a longer term were estimated instead of the current three and one-half years, Genelabs’ revenue would be lower and the net loss would be higher. Conversely, if a shorter amortization term were estimated, Genelabs’ revenue would be greater and the net loss would be lower. We have assessed the remaining term over which the up-front payment from Watson is being recognized into the income statement, and believe it is the most appropriate term based on the facts known to us as of the date of the filing of this Quarterly Report on Form 10-Q. However, actions taken by the FDA, or other changes in circumstances, after the filing of this Quarterly Report on Form 10-Q may either reduce or lengthen the remaining period over which Genelabs records the up-front revenue from Watson.

     The contract revenues of $1.0 million in the first quarter 2002 compares to $1.5 million for the first quarter of 2001. The decrease in contract revenue in the first quarter of 2002 compared to the first quarter of 2001 was primarily due to scheduled expiration of the U.S. Defense Advanced Research Projects Agency (“DARPA”) grant in early 2001.

     Operating expenses were $4.7 million in the first quarter of 2002 compared to $4.9 million in the first quarter of 2001. Research and development expenses represented 71% of operating expenses in the 2002 period compared to 69% of operating expenses for the same period in 2001. Research and development expenses were $3.4 million for both the three months ended March 31, 2002 and March 31, 2001. General and administrative expenses were $1.4 million in the first quarter of 2002 compared to $1.5 million in the first quarter of 2001.

     Interest income was $0.1 million in the three months ended March 31, 2002 compared to $0.6 million for the same period in 2001. The decrease in interest income was a result of both lower interest rates and lower cash and short-term investments in the first quarter of 2002.

     During the first quarter of 2002, income from the discontinued operations of Genelabs Diagnostics Pte. Ltd., referred to as GLD, was $0.1 million, which reflects the net income of this subsidiary during the first quarter of 2002. Genelabs’ management is pursuing the sale of GLD and expects to complete its divestment in 2002.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investment balances totaling $14.2 million at March 31, 2002 compared to $19.0 million at December 31, 2001. The decrease in cash, cash equivalents and short-term investments during the first quarter was primarily attributable to cash used in operations. The cash used in operations funded our development of Aslera as a new treatment for lupus and the continued work on antimicrobial compounds discovered in our DNA-targeted drug discovery program.

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

     If Aslera is not approved by the FDA in 2002, Genelabs estimates that its cash, short-term investments and committed funding sources will be sufficient to fund its operations into the second quarter of 2003. Prior to this time, we plan to seek additional funds which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements. It is possible that none of these efforts to seek additional funds will be successful. The following are illustrations of potential impediments to our ability to successfully secure additional funds. Our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability. Our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements. We believe that securing funding from sales of equity would be more difficult in the event that the FDA requires significant additional studies before it will approve Aslera than if the NDA for Aslera is deemed approvable by the FDA without such requirements. We plan to evaluate the feasibility of any additional requirements requested by the FDA and expect that the details of any such requirements will have an impact on the range of possible funding sources, the amount and terms of funding available and our ability to successfully secure such funding.

     If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, we expect our cash to decrease an average of approximately $3.5 million for each remaining quarter of 2002, with June 30, 2002 cash and short-term investments estimated to be approximately $10 million. Since Genelabs’ inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Commitments and Contingencies

     In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson, as of March 31, 2002, the Company had outstanding orders with third party suppliers totaling $0.6 million.

     Genelabs has commitments of $0.7 million due for the remainder of 2002 under its operating lease. There are currently no additional contractual obligations.

Business Risks

     The following discussion summarizes business risks which management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but there is more detailed information about these risks and additional risks under the caption “Risk Factors” in the Company’s 2001 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

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

     The active ingredient in Aslera is prasterone, more commonly known as dehydroepiandrosterone or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Aslera and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. Nine patents have issued covering Genelabs’ drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections, and have expiration dates ranging from 2011 to 2015. A number of patent applications are pending.

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

OUR RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

     Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our research has been focused on a single mechanism, DNA-binding, which is unproven as a drug target. Our drug discovery programs have not produced a compound that has progressed into preclinical development. Genelabs’ product candidates, other than Aslera, are in an early stage of research. The goal of our DNA-binding research program is to discover novel chemical compounds that bind directly to DNA and develop them into drugs. Genelabs, or others working in this area, may never achieve this goal. We intend to explore potential new drug targets in addition to DNA. If we are successful in identifying new targets for our research, our efforts in these new areas will reduce the resources available for our DNA-binding research. Even if we initiate research on new targets, these projects may fail.

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

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

     We have incurred losses each year since our inception and have accumulated approximately $172.2 million in net losses through March 31, 2002, including a net loss of $3.6 million in the first quarter of 2002. If the FDA approves Aslera, we anticipate realizing a net loss at least until Aslera is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Aslera, we may never be profitable and our revenues may never be sufficient to fund operations.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS, WE WILL NOT BE ABLE TO CARRY OUT OUR BUSINESS PLANS.

     Genelabs had cash, cash equivalents and short-term investment balances totaling $14.2 million at March 31, 2002. In order to have the necessary resources to execute our business plans for our drug discovery research and the development of Aslera for lupus, it will be necessary for us to secure additional funding for our operations. If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, Genelabs expects its cash to decrease an average of approximately $3.5 million for each remaining quarter of 2002. Since Genelabs’ inception, the Company has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for our drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

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

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2001 and December 31, 2001, the closing price of our common stock fluctuated between $1.26 and $8.84 per share. Between January 1, 2002 and May 8, 2002 the closing price of our common stock fluctuated between $0.69 and $2.54 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s short-term investments. We consider the risk minimal as each security in our portfolio of short-term investments matures in less than two years, to date we have not used derivative instruments, and we have placed our investments with high quality debt issuers. As of March 31, 2002, the overall average maturity of Genelabs’ short-term investment portfolio was less than six months, leaving little exposure to changes in interest rates.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

/s/ IRENE A. CHOW

Date: May 13, 2002	Irene A. Chow Chairman and Chief Executive Officer Principal Financial and Accounting Officer:

Date: May 13, 2002	/s/ MATTHEW M. LOAR

Matthew M. Loar Chief Financial Officer