Form 10-Q
period 2002-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2002-08-14
CIK 874443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________.

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3010150 (I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip code)

Registrant’s telephone number, including area code: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

There were 53,163,833 shares of the Registrant’s Common Stock issued and outstanding on August 9, 2002.

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

•	potential FDA actions with respect to our NDA for Aslera, including whether or not the Aslera NDA ultimately will receive marketing approval and the timing of any such action;

•	if the NDA for Aslera is ultimately approved, our plans and ability to successfully commercialize Aslera for systemic lupus erythematosus;

•	our expectations with respect to our ability to obtain additional funding for our business plans;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development.

     All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. Actual results could differ materially from those expressed or implied in these statements as a result of a number of risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2 and the other documents filed with the SEC, including our Annual Report on Form-10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ except as required by the Exchange Act.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$2,673	$8,626
Short-term investments	7,358	10,374

Total cash, cash equivalents and short-term investments	10,031	19,000
Other current assets	280	602

Total current assets	10,311	19,602
Property and equipment, net	1,395	1,251
Long-term investments	960	960
Net assets of diagnostics subsidiary held for sale	546	287

	$13,212	$22,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,903	$1,474
Accrued compensation and related expenses	1,394	1,769
Unearned contract revenue	3,000	3,000

Total current liabilities	6,297	6,243
Accrued compensation	339	332
Unearned contract revenue	2,125	3,625

Total liabilities	8,761	10,200

Shareholders’ equity:
Common stock	180,850	180,500
Accumulated deficit	(176,399)	(168,600)

Total shareholders’ equity	4,451	11,900

	$13,212	$22,100

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Contract revenue	$991	$1,076	$2,022	$2,580

Operating expenses:
Research and development	3,958	3,489	7,338	6,900
General and administrative	1,568	1,733	2,934	3,267

Total operating expenses	5,526	5,222	10,272	10,167

Operating loss	(4,535)	(4,146)	(8,250)	(7,587)
Interest income	120	459	192	1,039

Loss from continuing operations	(4,415)	(3,687)	(8,058)	(6,548)
Income from discontinued operations of diagnostic subsidiary	183	—	259	—

Net loss	$(4,232)	$(3,687)	$(7,799)	$(6,548)

Loss per share from continuing operations	$(0.09)	$(0.07)	$(0.16)	$(0.13)

Net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)

Weighted average shares outstanding	49,850	49,491	49,849	49,470

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,799)	$(6,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	41
Depreciation and amortization expense	502	338
Non-employee equity awards	—	112
Income from discontinued operations of diagnostics subsidiary	(259)	—
Changes in assets and liabilities:
Other current assets	322	152
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	61	(427)
Unearned contract revenue	(1,500)	(1,917)

Net cash used in operating activities	(8,673)	(8,249)

Cash flows from investing activities:
Purchases of short-term investments	(1,655)	(11,754)
Proceeds from sales and maturities of short-term investments	4,671	25,817
Capital expenditures	(646)	(297)
Other	—	26

Net cash provided by investing activities	2,370	13,792

Cash flows from financing activities:
Proceeds from issuance of common stock, net	350	544

Net (decrease)/increase in cash and cash equivalents	(5,953)	6,087
Cash and cash equivalents, beginning of the period	8,626	11,646

Cash and cash equivalents, end of the period	2,673	17,733
Short-term investments, end of the period	7,358	8,962

Cash, cash equivalents and short-term investments, end of the period	$10,031	$26,695

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

1. Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc. and Genelabs Diagnostic, Inc. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Genelabs accounts for its diagnostics operation, Genelabs Diagnostics Pte. Ltd., as a discontinued operation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

     Genelabs is a biopharmaceutical company focused on the discovery and development of novel pharmaceutical products to improve human health. We have built drug discovery and clinical development capabilities that can support various research and development projects. We are concentrating our capabilities on three core programs: developing a late-stage product for lupus, discovering novel antimicrobial lead compounds that target DNA, and discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

2. Recent Pronouncements

     We adopted Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. FAS 144 supersedes Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations for the three month and six month periods ended June 30, 2002.

3. Comprehensive Loss

     During the three months ended June 30, 2002 and 2001, the Company’s comprehensive loss amounted to $4,232,000 and $3,646,000, respectively. During the six months ended June 30, 2002 and 2001, the Company’s comprehensive loss amounted to $7,799,000 and $6,507,000, respectively.

4. Subsequent Event

     On July 9, 2002, Genelabs sold 3.1 million shares of its common stock at a price of $2.05 per share for gross proceeds of approximately $6.4 million. Net proceeds after the placement agent commission and estimated legal, Nasdaq registration and other expenses were approximately $6.0 million. The following pro forma balance sheet treats this sale of common stock as if it had occurred on June 30, 2002 and states all amounts in thousands of dollars.

	June 30	Pro-forma	June 30
	Actual	adjustments	Pro-forma

ASSETS
Cash and short-term investments	$10,031	$6,050	$16,081
Other current assets	280	—	280
Property and equipment, net	1,395	—	1,395
Long-term investments	960	—	960
Net assets of subsidiary held for sale	546	—	546

	$13,212	$6,050	$19,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$6,297	$50	$6,347
Long-term liabilities	2,464	—	2,464

Total liabilities	8,761	50	8,811
Total shareholders’ equity	4,451	6,000	10,451

	$13,212	$6,050	$19,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements. Actual results could differ materially from those expressed or implied in these statements as a result of a number of risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2 and the other documents filed with the SEC, including our Annual Report on Form-10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ except as required by the Exchange Act.

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, Aslera™, for which the U.S. Food and Drug Administration, referred to as the FDA, is reviewing our New Drug Application, or NDA. Aslera is a potential new treatment for systemic lupus erythematosus, referred to as SLE or lupus, a disease for which current therapies are not adequate. After licensing Aslera from Stanford, Genelabs designed and conducted two large, well-controlled Phase III clinical trials of Aslera in women with SLE and a third Phase III clinical trial in men with SLE, begun in 1997, is ongoing. Upon completion of the second Phase III trial in 1999, Genelabs prepared an NDA for Aslera to treat women with lupus, which was submitted to the FDA on a rolling basis under fast-track designation in 2000. We subsequently received priority review designation from the FDA and licensed North American marketing rights to Watson Pharmaceuticals, Inc., referred to as Watson. The FDA Arthritis Advisory Committee reviewed the NDA in April 2001 and in June 2001 the FDA sent us a letter stating that the Aslera NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved. The NDA review process has actively continued since our receipt of the FDA’s June 2001 not-approvable letter as we work within the FDA’s regulatory framework toward resolution of the issues raised in the letter. In May 2002 we learned that the FDA has classified submissions of additional clinical data and analyses to the agency as a proposed treatment of women with SLE to limit bone loss while on low-dose glucocorticoids. We currently expect a new action on our NDA no later than the end of August 2002.

     We believe there is a range of possible outcomes from our current discussions with the FDA, from the FDA approving our NDA to the FDA stating that the NDA could only be approved with an additional large, well-controlled Phase III clinical trial with positive results or other potentially costly and time-consuming contingencies. The decisions regarding whether deficiencies in the June 2001 not-approvable letter are sufficiently resolved to support approval of Aslera rest with the FDA and cannot be reasonably estimated before they are made. Our near-term drug development goal is to reach agreement with the FDA on the steps necessary for approval.

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

     Our near-term drug discovery research goals are to continue to synthesize novel DNA-targeted compounds and to screen, test and optimize our lead compounds, including the antibacterial and antifungal lead compounds identified in 2001, with the goal of selecting one or more for preclinical development. As we advance our DNA-targeted research program, we have evaluated several potential new targets that complement both our current drug discovery capabilities and our DNA-binding program, with the goal of building a balanced pipeline of pharmaceutical candidates. As a result of this evaluation we selected one of the potential new targets as a new research project and have expanded our drug discovery efforts to include studies to discover new treatments for chronic hepatitis C virus, or HCV, infection directed toward critical viral gene replication targets. The ultimate objective of our drug discovery research is to discover novel chemical compounds that can be developed into drugs to treat human disease.

     Since 1995, our strategy has been to build drug discovery and clinical development capabilities that can support various research and development projects while focusing our resources and efforts on two potentially groundbreaking programs: developing Aslera for lupus and pursuing small molecule drug discovery research targeting DNA. If approved by the FDA, Aslera will be the first new drug approved in the United States for this debilitating disease in more than 40 years. We utilize established medicinal chemistry principles in our small molecule synthesis to target DNA, which is not a customary pharmaceutical target such as enzymes, proteins and receptors. Because DNA is not a common target, there are currently fewer scientific publications and established processes to guide our research efforts but also fewer potential competitors currently focus their research efforts in this area. Our HCV-targeted research program is focused on discovery and development of small molecule antiviral drug candidates which are potent, specific inhibitors of HCV viral replication. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

Results of Operations — Second Quarter 2002 Compared to Second Quarter 2001

     Our net loss was $4.2 million for the three months ended June 30, 2002 compared to a loss of $3.7 million for the same period in 2001.

     We recorded contract revenues of $1.0 million in the second quarter of 2002, the largest component of which represents the recognition into income of a previously received up-front license payment from Watson. This up-front license payment from Watson is being deferred and recognized as revenue over the term that our management estimates that we have significant obligations to Watson. Our current estimate of the term we have significant obligations to Watson is over the longer of the periods incorporating FDA consideration of approval of Aslera, Genelabs’ transfer of technology to Watson, and Genelabs’ fulfillment of supply obligations to Watson, the longest of which is currently estimated to be approximately three and one-half years from the signing of the agreements with Watson in November 2000.

     Our management considers the amortization period for the up-front payment from Watson a critical accounting estimate which is based on our current estimate of the period we have significant obligations to Watson. The estimated period for amortization has a noteworthy impact on the revenue recognized, and, in turn, the net loss reported in Genelabs’ financial statements. For example, if a longer term were estimated instead of the current three and one-half years, our revenue would be lower and the net loss would be higher. Conversely, if a shorter amortization term were estimated, Genelabs’ revenue would be greater and the net loss would be lower. We have assessed the remaining term over which the up-front payment from Watson is being recognized into the income statement, and believe it is the most appropriate term based on the facts known to us as of the date of the filing of this Quarterly Report on Form 10-Q. However, actions taken by the FDA, including the new action currently expected no later than the end of August 2002, or other changes in circumstances after the filing of this Quarterly Report on Form 10-Q may either reduce or lengthen the remaining period over which we record the up-front revenue from Watson.

     The contract revenue of $1.0 million in the second quarter 2002 compares to $1.1 million for the second quarter of 2001. For both periods the amortization of the up-front payment received from Watson was $0.8 million.

     Operating expenses were $5.5 million in the second quarter of 2002 compared to $5.2 million in the second quarter of 2001. Research and development expenses represented 72% of operating expenses in the 2002 period compared to 67% of operating expenses for the same period in 2001. Research and development expenses were $4.0 million and $3.5 million for the three months ended June 30, 2002 and June 30, 2001. The increase in research and development costs for the second quarter 2002 compared to the second quarter 2001 was mostly attributable to initiation of a new drug discovery project targeting HCV viral replication. General and administrative expenses were $1.6 million in the second quarter of 2002 compared to $1.7 million in the second quarter of 2001.

     Interest income was $0.1 million in the three months ended June 30, 2002 compared to $0.5 million for the same period in 2001. The decrease in interest income was a result of both lower interest rates and lower cash and short-term investments in the second quarter of 2002.

     During the second quarter of 2002, income from Genelabs Diagnostics Pte. Ltd., which we call GLD, was $0.2 million. This subsidiary is accounted for as a discontinued operation because management is pursuing the sale of GLD and expects to complete its divestment in 2002.

Results of Operations — First Six Months of 2002 Compared to First Six Months of 2001

     Our net loss was $7.8 million for the six months ended June 30, 2002 compared to a net loss of $6.5 million for the same period in 2001.

     We recorded contract revenue of $2.0 million in the first half of 2002 compared to $2.6 million for the first half of 2001. The decrease in contract revenue was primarily due to the scheduled expiration of the U.S. Defense Advanced Research Projects Agency, or DARPA, grant to us in early 2001. For both periods the amortization of the previously received up-front payment from Watson was $1.5 million. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $10.3 million in the first six months of 2002 and $10.2 million in the first six months of 2001. Research and development expenses represented 71% of operating expenses in the 2002 period compared to 68% of operating expenses for the same period in 2001. Research and development expenses were $7.3 million for the six months ended June 30, 2002 and $6.9 million for the six months ended June 30, 2001. Our research and development is focused on discovering and developing pharmaceutical products. In drug discovery research, costs increased in the first half of 2002 compared to the first half of 2002 due to initiation in the second quarter of a new drug discovery research project targeting HCV viral replication. General and administrative expenses were $2.9 million in the first half of 2002 compared to $3.3 million in the first half of 2001.

     Interest income decreased to $0.2 million in the six months ended June 30, 2002 compared to $1.0 million for the same period in 2001 as a result of both lower interest rates and lower cash and short-term investments during the first six months of 2002.

     During the first six months of 2002, income from the discontinued operations of GLD was $0.3 million.

Liquidity and Capital Resources

     We had cash, cash equivalents and short-term investment balances totaling $10.0 million at June 30, 2002 compared to $19.0 million at December 31, 2001. The $9.0 million decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations which was approximately $4.6 million in the first quarter of 2002 and approximately $4.0 million in the second quarter of 2002. The cash used in operations funded our development of Aslera for lupus, the continued optimization of the antifungal and antibacterial lead compounds from our DNA-targeted drug discovery program and the commencement of our HCV drug discovery program. Subsequent to the end of the second quarter, we sold 3.1 million shares of newly issued common stock for net proceeds of approximately $6.0 million.

     Our liquidity and capital resources will potentially be materially impacted by FDA actions with respect to our NDA for Aslera, including the new action currently expected no later than the end of August 2002. If Aslera is ultimately approved for marketing in the U.S., we believe that the most important impact of the Watson collaboration on our liquidity and capital resources is the significant royalties we are entitled to receive on net sales of Aslera. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch. In addition to royalties, we may receive a milestone payment of up to $45 million in the event of FDA approval of Aslera. Any decision by the FDA that would enable us to move forward with marketing plans for Aslera will materially improve our liquidity and capital resources. This improvement may occur through receipt of a milestone payment from Watson, revenue from product royalties, increased interest from potential collaborators in Europe and Japan and/or improved access to capital markets. We estimate that if Aslera is approved by the FDA, our resources will be sufficient to fund operations for more than two years prior to consideration of royalties on net sales of Aslera.

     If Aslera is not approved by the FDA in 2002 or the first half of 2003, we estimate that our cash, short-term investments and committed funding sources will be sufficient to fund our operations into the third quarter of 2003. Prior to this time, we plan to seek additional funds which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements. It is possible that none of these efforts to seek additional funds will be successful. The following are illustrations of potential impediments to our ability to successfully secure additional funds. Our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability. Our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements. We believe that securing funding from sales of equity would be more difficult in the event that the FDA requires significant additional studies before it will approve Aslera than if the NDA for Aslera is deemed approvable by the FDA without such requirements. We plan to evaluate the feasibility of any additional requirements requested by the FDA and expect that the details of any such requirements will have an impact on the range of possible funding sources, the amount and terms of funding available and our ability to successfully secure such funding.

     If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, we expect our cash and short-term investments to decrease to approximately $11 million to $12 million at the end of the third quarter 2002, and to approximately $7 million to $8 million at December 31, 2002. Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Commitments and Contingencies

     We have commitments of $0.4 million due for the remainder of 2002 under the operating lease for our principal research, clinical development and office facilities. The lease expires on November 30, 2002. We are in discussions with our landlord regarding renewal terms and anticipate staying in the same location.

     In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson, as of June 30, 2002, we had outstanding orders with third party suppliers totaling $0.3 million.

     There are currently no additional contractual obligations.

Business Risks

     The following discussion summarizes business risks which our management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but there is more detailed information about these risks and additional risks under the caption “Risk Factors” in our 2001 Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

IF THE FDA DOES NOT APPROVE ASLERA™, OUR DRUG CANDIDATE FOR SYSTEMIC LUPUS ERYTHEMATOSUS, FOR MARKETING IN THE UNITED STATES, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE HAVE NO OTHER NEAR-TERM SOURCE OF POTENTIAL REVENUE.

     We have focused our development efforts to date on conducting clinical trials for an investigational new drug, Aslera, also referred to as GL701, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and musculoskeletal and nervous systems. Aslera is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

     Before our North American partner, Watson Pharmaceuticals, can market Aslera in the United States, the FDA must review and approve a New Drug Application, or NDA, submitted by us. We submitted an NDA for Aslera to the FDA in 2000 and received a not-approvable letter in June 2001. We currently expect a new action on our NDA no later than the end of August 2002. Our business plans depend on FDA approval of Aslera in the United States. If the FDA does not approve the new drug application in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

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

     Other countries have similar regulatory requirements. We have not conducted any clinical trials for Aslera for lupus in other countries. We plan to enter into collaborations or licensing agreements regarding marketing Aslera in other countries with pharmaceutical companies with resources greater than ours. If we do not enter into these agreements, we may not be able to sell, or might face delays related to commercial introduction of, Aslera in other countries, because we lack the necessary resources.

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

     To date, we have relied on a single manufacturer, Schering Plough, to manufacture Aslera as a finished product for clinical trials and had intended to rely on Schering Plough for commercial sales of Aslera; however, we and Schering Plough plan to work together to transition the manufacturing of the finished product to other manufacturers because Schering Plough has notified us of its desire to limit the resources it wishes to devote to our product and ultimately terminate our relationship. We must establish relationships with other manufacturers for Aslera and these manufacturers must be qualified as suppliers in accordance with FDA regulations. The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. If we fail to enter into a manufacturing relationship that can meet FDA requirements in a timely manner, the timeline for FDA approval would be negatively impacted and commercial launch could be delayed. Though we are planning to enter into manufacturing relationships with other manufacturers, our failure to do so would negatively impact our business because the NDA could not be approved by the FDA. Even if we enter into an appropriate manufacturing relationship for Aslera, should that manufacturer fail to satisfy FDA regulatory requirements or fail to meet its commitments to us, our business would suffer because our supply of Aslera would be delayed or interrupted. If suppliers or manufacturers do not meet FDA requirements or fail to manufacture Aslera capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Aslera. The following could harm our ability to manufacture and market Aslera:

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

     The active ingredient in Aslera is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. We licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Aslera and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. Nine patents have issued covering our drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections, and have expiration dates ranging from 2011 to 2015. A number of patent applications are pending.

     If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications we have filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Aslera owned by others might exist that we do not currently know about now or in the future. We might not obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

OUR RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

     Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, substantially all of our research has been focused on a single mechanism, DNA-binding, which is unproven as a drug target. We recently began exploring potential new drug targets in addition to DNA and have added hepatitis C viral gene replication targets to our drug discovery efforts. Our efforts in this new area and other potential new drug target areas use resources that would otherwise be available to our DNA-binding research. Our drug discovery programs have not produced a compound that has progressed into preclinical development. Our product candidates, other than Aslera, are in an early stage of research. The goal of our drug discovery research programs is to discover novel chemical compounds and develop them into drugs. We may never achieve this goal.

     If we discover compounds that have the potential to be drugs, public information about this research breakthrough may lead other companies with greater resources to focus more efforts in areas similar to our research. We have limited human and financial resources. Creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. Large pharmaceutical companies have access to the latest equipment and have many more personnel available to focus on solving particular research problems, including those that we are investigating. Therefore, even if our research programs are successful, we have a competitive disadvantage.

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

     We have incurred losses each year since our inception and have accumulated approximately $176.4 million in net losses through June 30, 2002, including a net loss of $7.8 million in the first half of 2002. If the FDA approves Aslera, we anticipate realizing a net loss at least until Aslera is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Aslera, we may never be profitable and our revenues may never be sufficient to fund operations.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS, WE WILL NOT BE ABLE TO CARRY OUT OUR BUSINESS PLANS.

     We had cash, cash equivalents and short-term investment balances totaling $10 million at June 30, 2002. In order to have the necessary resources to execute our business plans for our drug discovery research and the development of Aslera for lupus, it will be necessary for us to secure additional funding for our operations. If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, we expect our cash to last into the third quarter of 2003. Since our inception, we have operated at a loss and funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for our drug discovery and development costs for Aslera. The amount of additional costs in our business plans will depend on numerous factors including any FDA actions, progress of our research and development programs and the status of corporate partnership agreements.

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

     FDA actions with respect to our NDA for Aslera, for which we received a not-approvable letter in June 2001, and for which we currently expect a new FDA action no later than the end of August 2002, will have a material impact on our ability to secure funding. We expect that the details of any FDA requirements will have an impact on the range of possible funding sources, the amount and terms of funding available and our ability to successfully secure such funding. If Aslera is ultimately approved for marketing in the U.S., we may receive a milestone payment of up to $45 million and significant royalties on Watson’s net sales of Aslera. In addition, we believe that any decision by the FDA that would enable us to move forward with marketing plans for Aslera will materially improve our ability to secure funding, while continued uncertainty about the regulatory status of Aslera would have a material negative impact on our ability to secure funding.

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

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2001 and December 31, 2001, the closing price of our common stock fluctuated between $1.26 and $8.84 per share. Between January 1, 2002 and August 9, 2002 the closing price of our common stock fluctuated between $0.69 and $2.54 per share. In addition to the factors discussed in this Business Risks section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We consider the risk minimal as each security in our portfolio of short-term investments matures in less than two years, to date we have not used derivative instruments, and we have placed our investments with high quality debt issuers. As of June 30, 2002, the overall average maturity of our short-term investment portfolio was less than six months, leaving little exposure to changes in interest rates.

     Our exposure to market risk for changes in foreign currency exchange rates relates primarily to our investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which is accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption “Long-term investments.” We may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. Because the book value of our ownership percentage of Genovate is greater than our carrying cost, we currently do not believe that any foreign currency exchange rate changes would impact the value of this investment as reported in the financial statements unless the value of a Taiwan dollar depreciates by greater than 60% compared to the U.S. dollar, which, depending on other circumstances, might require us to record a non-cash charge to write-down the long-term investment.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 20, 2002, we held our annual meeting of shareholders. Shareholders voted on two proposals at the meeting and the voting results were as follows:

	Affirmative	Withheld
	Votes	Votes

1. Election of our Directors:
Irene A. Chow	38,457,367	470,799
J. Richard Crout	38,583,400	344,766
Thomas E. Dewey, Jr.	38,586,240	341,926
Arthur Gray, Jr.	38,584,415	343,751
H.H. Haight	38,589,120	339,046
Alan Y. Kwan	38,572,028	356,138
James A.D. Smith	38,487,612	440,554
Nina K. Wang	37,568,974	1,359,192

2.	The ratification of selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved with 38,792,833 affirmative votes, 82,168 negative votes, and 53,165 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2002. Subsequent to the end of quarter:

     On July 3, 2002, we filed a Current Report on Form 8-K attaching our May 29, 2002 press release.

     On July 3, 2002, we filed a Current Report on Form 8-K attaching a Form of Purchase Agreement for a private placement of our common stock pursuant to a registration statement on Form S-3.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

Date: August 14, 2002	/s/ IRENE A. CHOW

Irene A. Chow Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

Date: August 14, 2002	/s/ MATTHEW M. LOAR

Matthew M. Loar Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.