Form 10-Q
period 2002-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2002-11-14
CIK 874443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to _____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]      No  [   ]

There were 53,205,749 shares of the Registrant’s Common Stock issued and outstanding on November 12, 2002.

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

•	potential FDA actions with respect to our NDA for Prestara™ (formerly Aslera™ or GL701), including whether or not the Prestara NDA ultimately will receive marketing approval and the timing of any such action;

•	if the NDA for Prestara is ultimately approved, our plans and ability to successfully commercialize Prestara for systemic lupus erythematosus;

•	potential regulatory actions with respect to applications for the commercialization of Prestara outside the United States;

•	our expectations with respect to our ability to obtain additional funding necessary to run our business;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development.

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

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$4,424	$8,626
Short-term investments	7,094	10,374

Total cash, cash equivalents and short-term investments	11,518	19,000
Other current assets	256	602

Total current assets	11,774	19,602
Property and equipment, net	1,540	1,251
Long-term investments	960	960
Net assets of diagnostics subsidiary held for sale	415	287

	$14,689	$22,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,716	$1,474
Accrued compensation and related expenses	1,747	1,769
Unearned contract revenue	2,050	3,000

Total current liabilities	5,513	6,243
Accrued compensation	339	332
Unearned contract revenue	2,563	3,625

Total liabilities	8,415	10,200

Shareholders’ equity:
Common stock	186,964	180,500
Accumulated deficit	(180,690)	(168,600)

Total shareholders’ equity	6,274	11,900

	$14,689	$22,100

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Contract revenue	$774	$1,127	$2,796	$3,707

Operating expenses:
Research and development	3,749	3,019	11,087	9,919
General and administrative	1,301	1,537	4,235	4,804

Total operating expenses	5,050	4,556	15,322	14,723

Operating loss	(4,276)	(3,429)	(12,526)	(11,016)
Interest income	116	385	308	1,424

Loss from continuing operations	(4,160)	(3,044)	(12,218)	(9,592)
(Loss)/Income from discontinued operations of diagnostic subsidiary	(131)	—	128	—

Net loss	$(4,291)	$(3,044)	$(12,090)	$(9,592)

Loss per share from continuing operations	$(0.08)	$(0.06)	$(0.24)	$(0.19)

Net loss per share	$(0.08)	$(0.06)	$(0.24)	$(0.19)

Weighted average shares outstanding	52,865	49,698	50,854	49,546

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,090)	$(9,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	66
Depreciation and amortization expense	750	511
Non-employee equity awards	—	112
Income from discontinued operations of diagnostics subsidiary	(128)	—
Changes in assets and liabilities:
Other current assets	346	276
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	227	(111)
Unearned contract revenue	(2,012)	(2,667)

Net cash used in operating activities	(12,907)	(11,405)

Cash flows from investing activities:
Purchases of short-term investments	(4,995)	(15,505)
Proceeds from sales and maturities of short-term investments	8,275	31,707
Capital expenditures	(1,039)	(307)
Other	—	26

Net cash provided by investing activities	2,241	15,858

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,464	543

Net (decrease)/increase in cash and cash equivalents	(4,202)	4,996
Cash and cash equivalents, beginning of the period	8,626	11,646

Cash and cash equivalents, end of the period	4,424	16,642
Short-term investments, end of the period	7,094	6,823

Cash, cash equivalents and short-term investments, end of the period	$11,518	$23,465

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

1.	Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc. and Genelabs Diagnostic, Inc. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Genelabs accounts for its diagnostics operation, Genelabs Diagnostics Pte. Ltd. (GLD), as a discontinued operation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

     Genelabs is a biopharmaceutical company focused on the discovery and development of novel pharmaceutical products to improve human health. We have built drug discovery and clinical development capabilities that can support various research and development projects. We are currently concentrating our capabilities on three core programs: developing a late-stage product for lupus, discovering novel antimicrobial lead compounds that target DNA, and discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

2.	Recent Pronouncements

     We adopted Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. FAS 144 supersedes Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations for the three month and nine month periods ended September 30, 2002. We plan to divest our diagnostics subsidiary, GLD, which is being accounted for as a discontinued operation, prior to the end of 2002. Under FAS 144, we will be required to consolidate GLD into the financial statements if the divestment is not completed by December 31, 2002.

3.	Comprehensive Loss

     During the three months ended September 30, 2002 and 2001, the Company’s comprehensive loss amounted to $4,291,000 and $3,019,000, respectively. During the nine months ended September 30, 2002 and 2001, the Company’s comprehensive loss amounted to $12,090,000 and $9,526,000, respectively.

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

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on discovering and developing pharmaceutical products. We have an investigational drug, Prestara™ (prasterone), formerly known as Aslera™ or GL701, for which we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, referred to as the FDA. The FDA completed their review of the NDA and issued an approvable letter on August 28, 2002. Approval of the NDA is contingent upon the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in women with mild to moderate systemic lupus erythematosus, SLE or lupus, while on low-dose glucocorticoids in Genelabs’ Study GL95-02. We are also addressing other issues cited in the approvable letter, including, among other things, compiling data for submission regarding qualification of a manufacturing site. If the results of the additional clinical trial are positive and no significant and new safety issues emerge, we plan to submit the results and our response to all other issues cited by the FDA as a complete response to the approvable letter issued by the agency for our NDA. The FDA indicated that bone mineral density should be the primary endpoint in the clinical trial, which could have a six month treatment duration. Incorporating these criteria, we submitted a clinical trial protocol to the FDA for their review. The protocol submitted describes a clinical trial that will be a multicenter, randomized, placebo-controlled, double-blind study to be conducted at leading U.S. medical centers. The primary endpoint is bone mineral density at the lumbar spine. The protocol provides for approximately 110 women with SLE receiving glucocorticoids to be enrolled in the trial and treated for six months with either 200 mg/day Prestara or placebo. We are currently targeting initiation of this clinical trial before the end of 2002.

     Genelabs is also in the process of preparing a Marketing Authorization Application, or MAA, for submission to the European Agency for Evaluation of Medicinal Products, or EMEA. EMEA approval is required prior to commercialization of Prestara in the European Union. In June 2002, we were advised by the EMEA that Prestara qualifies for Part B status, which enables us to file the MAA under the EMEA’s centralized procedure. The centralized procedure allows companies to file one MAA for simultaneous consideration in all European Union countries and provides for a single review and decision regarding the MAA. We are currently targeting submission of our Prestara MAA prior to the end of 2002.

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

     Since 1995, our strategy has been to build drug discovery and clinical development capabilities that can support various research and development projects while focusing our resources and efforts on two potentially groundbreaking programs: developing Prestara for lupus and pursuing small molecule drug discovery research targeting DNA. If approved by the FDA, Prestara will be the first new drug approved in the United States for this debilitating disease in more than 40 years. We utilize established medicinal chemistry principles in our small molecule synthesis to target DNA, which is not a customary pharmaceutical target such as enzymes, receptors and other proteins. Because DNA is not a common target, there are currently fewer scientific publications and established processes to guide our research efforts but also fewer potential competitors currently focus their research efforts in this area. Our HCV-targeted research program is focused on discovery and development of small molecule antiviral drug candidates which are potent, specific inhibitors of HCV viral replication. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

     We have incurred losses each year since our inception and have accumulated approximately $180.7 million in net losses through September 30, 2002.

     Results of Operations — Third Quarter 2002 Compared to Third Quarter 2001

     Our net loss was $4.3 million for the three months ended September 30, 2002 compared to a loss of $3.0 million for the same period in 2001.

     We recorded contract revenues of $0.8 million in the third quarter of 2002, the largest component of which represents the recognition into income of a previously received up-front license payment from Watson. In the third quarter of 2002, $0.5 million in revenue was recognized from the agreement with Watson.

     Genelabs amortizes the up-front payment previously received from Watson into revenue over the time management estimates there are significant obligations to Watson. In August 2002, the FDA issued an approvable letter to Genelabs for Prestara, citing issues to be addressed prior to approval, including, among other things, the successful completion of an additional clinical trial to confirm the positive effect of Prestara on bone mineral density observed in women with mild to moderate lupus while on low-dose glucocorticoids. With the FDA’s clarification of issues to be addressed in the approvable letter, Genelabs management believes that its significant obligations under the agreement with Watson extend to the submission of a complete response to the approvable letter to the FDA and the FDA reaching a final decision regarding approval of the NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. We do not directly control these time frames. Based on management’s estimates, Genelabs currently believes it could take until December 2004 for an FDA decision on the NDA. Accordingly, beginning in the third quarter of 2002, Genelabs extended the amortization period of the up-front payment received from Watson from a period ending March 31, 2004 to a period ending December 31, 2004. This change reduces quarterly revenue by approximately $0.2 million, but does not impact the cash flow of Genelabs.

     Our management considers the amortization period for the up-front payment from Watson a critical accounting estimate which is based on our current estimate of the period we have significant obligations to Watson. The estimated period for amortization has a noteworthy impact on the revenue recognized, and, in turn, the net loss reported in Genelabs’ financial statements. For example, if a longer term were estimated, our revenue would be lower and the net loss would be higher. Conversely, if a shorter amortization term were estimated, Genelabs’ revenue would be greater and the net loss would be lower. We have assessed the remaining term over which the up-front payment from Watson is being recognized into the income statement, and believe it is the most appropriate term based on the facts known to us as of the date of the filing of this Quarterly Report on Form 10-Q. However, changes in circumstances after the filing of this Quarterly Report on Form 10-Q may either reduce or lengthen the remaining period over which we record the up-front revenue from Watson.

     The contract revenue of $0.8 million in the third quarter 2002 compares to $1.1 million for the third quarter of 2001. The decrease in contract revenue was primarily due to the change in the period over which Genelabs is amortizing the up-front payment previously received from Watson. The amortization of the up-front payment received from Watson in the third quarter 2002 was approximately $0.5 million compared to $0.75 million for the same period in 2001.

     Operating expenses were $5.1 million in the third quarter of 2002 compared to $4.6 million in the third quarter of 2001. Research and development expenses represented 74% of operating expenses in the 2002 period compared to 66% of operating expenses for the same period in 2001. Research and development expenses were $3.7 million and $3.0 million for the three months ended September 30, 2002 and September 30, 2001. The increase in research and development costs for the third quarter 2002 compared to the third quarter 2001 was mostly attributable to initiation of a drug discovery project targeting HCV viral replication. General and administrative expenses were $1.3 million in the third quarter of 2002 compared to $1.5 million in the third quarter of 2001.

     Interest income was $0.1 million in the three months ended September 30, 2002 compared to $0.4 million for the same period in 2001. The decrease in interest income was a result of both lower interest rates and lower cash and short-term investments in the third quarter of 2002.

     During the third quarter of 2002, the loss from Genelabs Diagnostics Pte. Ltd., which we call GLD, was $0.1 million. This subsidiary is accounted for as a discontinued operation because management is pursuing the sale of GLD and currently plans to complete its divestment in 2002.

Results of Operations — First Nine Months of 2002 Compared to First Nine Months of 2001

     Our net loss was $12.1 million for the nine months ended September 30, 2002 compared to a net loss of $9.6 million for the same period in 2001.

     We recorded contract revenue of $2.8 million in the first nine months of 2002 compared to $3.7 million for the first nine months of 2001. The decrease in contract revenue was due to a change in accounting estimate for the period over which the previously received up-front payment from Watson is recorded into revenue, the scheduled expiration in early 2001 of the grant to us from the U.S. Defense Advanced Research Projects Agency, or DARPA, and lower revenues from data analysis services performed for other pharmaceutical companies. Contract revenues recognized in the future will be dependent upon the continuation of existing corporate collaborations, achievement of milestones under these collaborations, and establishment of new research, development and/or licensing agreements.

     Operating expenses were $15.3 million in the first nine months of 2002 and $14.7 million in the first nine months of 2001. Research and development expenses represented 72% of operating expenses in the 2002 period compared to 67% of operating expenses for the same period in 2001. Research and development expenses were $11.1 million for the nine months ended September 30, 2002 and $9.9 million for the nine months ended September 30, 2001. Our research and development is focused on discovering and developing pharmaceutical products. In drug discovery research, costs increased in the first nine months of 2002 compared to the first nine months of 2001 due to initiation of a new drug discovery project targeting HCV viral replication. General and administrative expenses were $4.2 million in the first nine months of 2002 compared to $4.8 million in the first nine months of 2001.

     Interest income decreased to $0.3 million in the nine months ended September 30, 2002 compared to $1.4 million for the same period in 2001 as a result of both lower interest rates and lower cash and short-term investments during the first nine months of 2002.

     During the first nine months of 2002, income from the discontinued operations of GLD was $0.1 million.

Liquidity and Capital Resources

     We had cash, cash equivalents and short-term investment balances totaling $11.5 million at September 30, 2002 compared to $19.0 million at December 31, 2001. The $7.5 million net decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations, which was approximately $4.6 million in the first quarter of 2002, approximately $4.0 million in the second quarter of 2002 and approximately $4.2 in the third quarter of 2002, and capital expenditures of approximately $1.0 million, offset by cash proceeds of approximately $6.5 million from the sale of common stock. The cash used in operations funded our development of Prestara for lupus, the continued optimization of the antifungal and antibacterial lead compounds from our DNA-targeted drug discovery program and initiation of our HCV drug discovery program.

     Our liquidity and capital resources will potentially be materially impacted by the outcome of our planned bone mineral density clinical trial and, subsequently, by additional FDA actions with respect to our NDA for Prestara. If Prestara is ultimately approved for marketing in the United States, we believe that the most important impact of the Watson collaboration on our liquidity and capital resources is the significant royalties we are entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch. In addition to royalties, we may receive a milestone payment of up to $45 million in the event of FDA approval of Prestara, which if received in full would by itself be sufficient to fund current operations for more than two years. The ultimate amount of milestone payments and receipt of royalties realized from this agreement, if any, are dependent on the terms of the agreement and the final label of the product if approved by the FDA. However, approval from the FDA is contingent upon successful completion of a clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in women with mild to moderate SLE while on low-dose glucocorticoids in our GL95-02 Study. To submit a complete response to the approvable letter, the outcome of the additional clinical trial must be positive, with the emergence of no significant and new safety issues, and we must resolve the other issues cited in the letter.

     We estimate that our current cash, short-term investments and committed funding sources will be sufficient to fund our operations, including initiation of the clinical trial on bone mineral density, into the second quarter of 2003. We will require additional funds to complete this clinical trial. While we plan to seek additional funds prior to the second quarter of 2003, which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, we may be unable to accomplish this goal on a timely basis or at all. Because our currently-existing resources are limited, doubt may exist as to our ability to continue as a going concern, which could hinder our efforts to operate our business and/or to raise additional capital. The following are illustrations of potential impediments to our ability to successfully secure additional funds. The realization of our plans to identify and secure corporate partners for the commercialization of Prestara in Europe and Japan requires significant time and effort, and is not fully under our control. Our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability. Our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements.

     If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, we expect our cash and short-term investments to decrease to approximately $6.5 million to $7.0 million at December 31, 2002. Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Prestara. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the status of corporate partnership agreements.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Commitments and Contingencies

     During the third quarter of 2002 we renewed the lease on our principal research, clinical development and office facilities in Redwood City, California. The lease expires on November 30, 2006, and requires monthly payments at an annualized rate of approximately $1.2 million to $1.4 million per year during this period.

     In connection with the Active Pharmaceutical Ingredient and Finished Product Supply Agreement with Watson, as of September 30, 2002, we had outstanding orders with third party suppliers totaling $0.3 million.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS, WE WILL NOT BE ABLE TO CARRY OUT OUR BUSINESS PLANS.

     We had cash, cash equivalents and short-term investment balances totaling $11.5 million at September 30, 2002. In order to have the necessary resources to execute our business plans for our drug discovery research and the development of Prestara for lupus, it will be necessary for us to secure additional funding for our operations. If we are not successful in securing any new sources of funding and we do not alter our plans to spend at the currently planned rate, including initiation of a new clinical trial, we expect our cash to last into the second quarter of 2003. Since our inception, we have operated at a loss and funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for our drug discovery and development costs for Prestara including a clinical study on bone mineral density. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the status of corporate partnership agreements.

     Though we plan to seek additional funds, which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. The sale of additional equity would dilute existing shareholders. If we do not sell equity, we may have to seek other sources of capital, such as strategic alliances, which may require us to grant third parties rights to our intellectual property assets. We may also need to change our operating plans. Longer-term, we plan to fund our operations principally from royalties on sales of Prestara by marketing partners. However, Prestara may never receive FDA approval, and, if it does, we may never generate revenue from sales of Prestara. Even if Prestara receives approval and we generate revenue from sales of Prestara, it may not be sufficient to fund operations. Although we are currently seeking to enter into license agreements for the marketing rights to Prestara in Europe and Japan, we may fail to enter into such license agreements on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license our products or technology on commercially favorable terms, if at all. The unavailability of additional funds would harm our business by delaying or preventing the development, testing, regulatory approval, manufacturing or marketing of our products and technologies.

     The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	the realization of our plans to identify and secure corporate partners for the commercialization of Prestara in Europe and Japan requires significant time and effort, and is not fully under our control;

•	our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability;

•	our current lack of financial resources could cause doubt to exist as to our ability to continue as a going concern, which would hinder our efforts to operate our business and/or to raise additional capital; and

•	our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq’s listing requirements.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

IF THE FDA DOES NOT APPROVE PRESTARA™, OUR DRUG CANDIDATE FOR SYSTEMIC LUPUS ERYTHEMATOSUS, FOR MARKETING IN THE UNITED STATES, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE HAVE NO OTHER NEAR-TERM SOURCE OF POTENTIAL REVENUE.

     We have focused our development efforts to date on conducting clinical trials for an investigational new drug, Prestara, formerly referred to as Aslera or GL701, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the lungs, heart, kidneys, skin, joints and musculoskeletal and nervous systems. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

     Before our North American partner, Watson Pharmaceuticals, can market Prestara in the United States, the FDA must review and approve a New Drug Application, or NDA, submitted by us. We submitted an NDA for Prestara to the FDA in 2000. The FDA completed their review of the NDA and issued an approvable letter on August 28, 2002. Approval of the NDA is contingent upon the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in women with mild to moderate systemic lupus erythematosus while on low-dose glucocorticoids in Genelabs Study GL95-02. We must also address the other issues cited in the approvable letter, including, among other things, compiling data for submission regarding qualification of a manufacturing site and our plans to submit a complete response to the approvable letter could be negatively impacted by any significant and new safety issues evident in the clinical trial results. Our business plans depend on FDA approval of Prestara in the United States. If the FDA does not approve the new drug application, our business would suffer because we have no other near-term source of potential revenue.

     Other countries have similar regulatory requirements. We have not conducted any clinical trials for Prestara for lupus in other countries. We plan to enter into collaborations or license agreements regarding marketing Prestara in the European Union and in other countries with pharmaceutical companies with resources greater than ours. If we do not enter into these agreements, we may not be able to sell, or might face delays related to commercial introduction of, Prestara in other countries, because we lack the necessary resources. We have not yet submitted an MAA for Prestara to the EMEA, approval of which is required in order to commercialize the product in the European Union. If we fail to complete the MAA or submission of the MAA is delayed, our ability to negotiate favorable terms with potential European partners would be negatively impacted. If the EMEA refuses to review the MAA or ultimately does not approve the MAA, our business will suffer because we would be unable to market the product in Europe. Any such failure, delay or rejection would have a negative effect on our ability to realize revenues from the consummation of marketing agreements and the marketing of the product in Europe.

OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FOR PRESTARA ARE SUBJECT TO REGULATION, INCLUDING BY THE FDA, AND IF THEY DO NOT MEET THEIR COMMITMENTS, WE WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR

MANUFACTURERS WHICH COULD DELAY SUPPLY OF PRODUCT FOR CLINICAL TRIALS AND, IF PRESTARA IS ULTIMATELY APPROVED BY THE FDA, TO THE MARKET.

     Regulatory requirements applicable to pharmaceutical products tend to make the substitution or addition of suppliers and manufacturers costly and time consuming. We currently rely on a single supplier of prasterone, the active ingredient in Prestara. We also currently rely on a separate single manufacturer of Prestara, Patheon, Inc., to produce and supply finished product for clinical trials and currently intend to rely primarily on Patheon to supply finished product for commercial sale, should the NDA for Prestara ultimately be approved by the FDA. The disqualification of either of these suppliers through their failure to comply with regulatory requirements or their inability or unwillingness to adequately supply Prestara or its components could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of Prestara as a finished product and for its active ingredient.

     The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. Should Patheon fail to satisfy FDA regulatory requirements or fail to meet its commitments to us, our planned clinical trial for Prestara could be delayed or supply could be interrupted, which could have a negative impact on the potential results of the clinical trial. In addition, should Patheon fail to qualify as a manufacturer for Prestara, we would be unable to satisfy a requirement for approval of the Prestara NDA and the review of the NDA would be delayed until we could qualify an acceptable manufacturer. Even if the NDA for Prestara is ultimately approved by the FDA, a delay in approval would negatively impact the timeline for commercial launch of the product.

     If we fail to maintain these supply relationships or fail to enter into additional supply relationships that meet FDA requirements, we would not be able to ship Prestara for clinical trials or for commercial sale in a timely manner, if at all. If suppliers or manufacturers do not meet FDA requirements or fail to manufacture Prestara capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our clinical trials, and, if the product is approved, could negatively impact our relationships with customers and would harm sales of Prestara. The following could harm our ability to manufacture and market Prestara:

•	our failure to qualify a manufacturer for Prestara;

•	the unavailability of adequate quantities of the active ingredient or other components of Prestara for clinical trials and commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the inability to develop alternative sources in a timely manner or at all and our failure to select and qualify an alternate manufacturer to ensure supply of Prestara;

•	an interruption in supply of finished product; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

     We previously relied upon Schering Plough to manufacture Prestara as a finished product for clinical trials and had intended to rely on Schering Plough for supply of Prestara for commercial sale. We are currently working with Schering Plough to transition the manufacture and supply of the finished product to Patheon, to provide the appropriate documentation for the transition to the FDA, and ultimately to terminate our relationship. Delays or other issues that may arise as a result of this transition could negatively impact the timeline for our clinical trials and our NDA for Prestara.

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

     The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. We licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. Nine patents have issued covering our drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections, and have expiration dates ranging from 2011 to 2015. A number of patent applications are pending.

     If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications we have filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Prestara owned by others might exist that we do not currently know about now or in the future. We might not obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

OUR RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

     Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, substantially all of our research has been focused on a single mechanism, DNA-binding, which is unproven as a drug target. We recently began exploring potential new drug targets in addition to DNA and have added hepatitis C viral gene replication targets to our drug discovery efforts. Our efforts in this new area and other potential new drug target areas use resources that would otherwise be available to our DNA-binding research. Our drug discovery programs have not produced a compound that has progressed into preclinical development. Our product candidates, other than Prestara, are in an early stage of research. The goal of our drug discovery research programs is to discover novel chemical compounds and develop them into drugs. We may never achieve this goal.

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

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

     We have incurred losses each year since our inception and have accumulated approximately $180.7 million in net losses through September 30, 2002, including a net loss of $12.1 million in the first nine months of 2002. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2001 and December 31, 2001, the closing price of our common stock fluctuated between $1.26 and $8.84 per share. Between January 1, 2002 and November 12, 2002 the closing price of our common stock fluctuated between $0.69 and $2.82 per share. In addition to the factors discussed in this Business Risks section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We consider the risk minimal as each security in our portfolio of short-term investments matures in less than two years, to date we have not used derivative instruments, and we have placed our investments with high quality debt issuers. As of September 30, 2002, the overall average maturity of our short-term investment portfolio was less than six months, leaving little exposure to changes in interest rates.

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

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, these officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

Item 5. Other Information

     Non-audit services to be performed by the Company’s external auditors must be disclosed pursuant to Section 10A(i)(2) of the Exchange Act. The Audit and Finance Committee of the Board of Directors of Genelabs has approved the use of the Company’s external auditors, Ernst & Young LLP, for the following non-audit services: (1) tax compliance services for the Company and its subsidiaries; (2) tax planning services for the Company and its subsidiaries; (3) tax consulting services; and (4) accounting advisory services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.19	Fifth Amendment to Lease dated as of September 25, 2002 between Registrant and Metropolitan Life Insurance Company

10.20	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon Inc.*

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this document.

(b)	Reports on Form 8-K

On July 3, 2002, we filed a Current Report on Form 8-K attaching our May 29, 2002 press release.

On July 3, 2002, we filed a Current Report on Form 8-K attaching a Form of Purchase Agreement for a private placement of common stock pursuant to our Registration Statement on Form S-3 (No. 333-34630), as amended.

On August 30, 2002, we filed a Current Report on Form 8-K attaching our August 29, 2002 press release.

On September 19, 2002, we filed a Current Report on Form 8-K attaching our September 19, 2002 press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

Date: November 14, 2002	/s/ IRENE A. CHOW Irene A. Chow Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

Date: November 14, 2002	/s/ MATTHEW M. LOAR Matthew M. Loar Chief Financial Officer

CERTIFICATION

I, Irene A. Chow, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Genelabs Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ IRENE A. CHOW Irene A. Chow Chairman and Chief Executive Officer

CERTIFICATION

I, Matthew M. Loar, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Genelabs Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MATTHEW M. LOAR Matthew M. Loar Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.19	Fifth Amendment to Lease dated as of September 25, 2002 between Registrant and Metropolitan Life Insurance Company

10.20	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon Inc.*

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this document.