Form 10-K
period 2002-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2003-04-15
CIK 874443

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from...............to..............

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 28, 2002: $82,133,000, based on the last reported sales price on the Nasdaq Stock Market.

Number of shares of Registrant's Common Stock outstanding on March 31, 2003:
53,393,104

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on June 10, 2003 are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

 =============================================================================

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, including those identified by the words "may," "will," "anticipates," "intends," "believes," "expects," "plans," "potential" and similar expressions. These forward-looking statements include, among others, statements regarding:

      o our ability to complete the divestment of our diagnostics business or to successfully renegotiate the terms of a collaboration on a timely basis, if at all;

      o  our ability to obtain additional funding for our business plans;

      o  the results of our confirmatory clinical trial of Prestara(TM);

      o potential FDA actions with respect to our NDA for Prestara, including whether or not the Prestara NDA ultimately will receive marketing approval;

      o if the NDA for Prestara is ultimately approved, our plans and ability to successfully commercialize Prestara for systemic lupus erythematosus;

      o  our ability to secure a European partner for Prestara;

      o  our ability to obtain approval of Prestara in Europe;

      o our ability to secure and defend intellectual property rights important to our business; and

      o the potential success of our research efforts, including our ability to identify compounds for preclinical development.

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara, its investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antimicrobial and antiviral compounds for treatment of infections that are not well treated with currently available drugs. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

         We have built drug discovery and clinical development capabilities that can support various research and development projects. We are concentrating our capabilities on three core programs:

      o  developing our late-stage product for lupus, Prestara(TM);

      o discovering follow-on compounds to our preclinical antifungal drug candidate; and

      o discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV.

         PRESTARA. Our clinical development efforts are concentrated on Prestara(TM), an investigational drug for systemic lupus erythematosus, referred to as lupus or SLE. Lupus is a life-long autoimmune disease that causes the immune system to attack the body's own tissues and organs for which current therapies are not adequate. In August 2002, we received an approvable letter for Prestara from the Food and Drug Administration, or FDA. Approval is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect of Prestara on bone mineral density of women with lupus on glucocorticoids and the emergence of no significant and new safety issues. We plan to complete enrollment of patients into this clinical trial by mid-year 2003 which would lead to completion of the study at the end of 2003.

         ANTIMICROBIALS. We are focusing on anti-microbial drug discovery, developing compounds that target bacteria, fungi and other infectious pathogens and have succeeded in synthesizing an antifungal compound that meets our criteria for advancement to preclinical development status. Invasive fungal infections are increasing in prevalence and severity, causing significant morbidity and mortality in patients whose immune systems have been compromised by disease or medical treatment. Nearly all of these infections are caused by Candida and Aspergillus species. Despite all efforts, the mortality rate associated with invasive Aspergillus infection ranges from 50% to 90%. Amphotericin B is considered the gold standard treatment for invasive Aspergillus infections and is frequently efficacious, although it is often poorly tolerated and its use can result in serious toxicity to patients' kidneys. There is a clear medical need for new drugs that can reduce the mortality associated with invasive Aspergillus infections with less associated toxicity than the currently available therapeutic options.

         HEPATITIS C VIRUS. We have expanded on our drug discovery research by initiating a program to discover orally active compounds for the treatment of infections caused by the hepatitis C virus, or HCV. The World Health Organization has estimated that 170 million people worldwide are chronically infected with HCV, including 4 million in the United States, where HCV is the most common chronic blood borne virus. Patients with chronic HCV infection can be virtually symptom-free for decades but can eventually develop serious liver diseases. HCV infection is the leading cause of liver transplants in the United States. Currently available treatments are effective in only approximately 50% of the patients infected with HCV genotype 1, the genotype most prevalent in the United States.

DEVELOPMENT OF PRESTARA FOR SYSTEMIC LUPUS ERYTHEMATOSUS

         Prestara is an investigational drug for systemic lupus erythematosus, referred to as SLE or lupus, a disease for which current therapies are not adequate. In August 2002, we received an approvable letter for Prestara from the FDA. FDA approval of Prestara is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect of Prestara on the bone mineral density of women with lupus on glucocorticoids that was observed in a nested study within Genelabs Study GL95-02. Separately, the FDA has advised us that it considers Study GL95-02 to be a positive, adequate and well-controlled study with respect to its overall primary endpoint, which was a responder index comprised of measures of SLE disease activity, damage, and health-related quality of life.

         Following receipt of the approvable letter, we worked with the FDA and clinical experts to design the required confirmatory clinical trial, submitted a study protocol to the FDA for their review in November 2002 and initiated the study in December 2002. The primary endpoint of this study is bone mineral density at the lumbar spine, and the treatment duration will be six months with either 200mg/day Prestara or placebo. We plan to complete enrollment of patients into the study by mid-year 2003 which would lead to completion of the study at the end of 2003. If approved by the FDA, Prestara will be the first new drug approved in the United States for this debilitating disease in more than 40 years.

         BACKGROUND OF PRESTARA'S DEVELOPMENT. Genelabs licensed the rights to Prestara from Stanford University in 1993. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance, all of which may be used to support the development of additional indications for Prestara and for other investigational drugs. Genelabs acquired and developed this late-stage investigational drug to provide opportunities to fund and support our core business: the discovery and development of novel drug candidates.

         After licensing Prestara from Stanford, Genelabs designed and completed two large, well-controlled Phase III clinical trials of Prestara in women with SLE. A small Phase III clinical trial in men with SLE, begun in 1997, is ongoing. Upon completion of the second Phase III trial in 1999, Genelabs prepared an NDA for Prestara to treat women with lupus, which was submitted to the FDA on a rolling basis under fast-track designation in 2000. We subsequently received priority review designation from the FDA.

         The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001, and on June 26, 2001, the FDA sent us a letter stating that the Prestara NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved. Because we believed that Prestara had demonstrated usefulness in the management of lupus, Genelabs worked within the FDA's regulatory framework, actively continuing the NDA review process and seeking resolution of the issues raised in the letter. Our goal was to reach agreement with the FDA on the steps necessary for approval. As part of this process, in December 2001 we had a meeting with the agency which included presentations of the clinical data from our Phase III clinical trials. As a follow-up to the meeting, the FDA sent us a letter in January 2002 suggesting exploration of additional data and analyses regarding Prestara's positive effect on bone mineral density that was observed in our second Phase III clinical trial. We submitted this information to the FDA in February 2002.

         On August 28, 2002, we received an approvable letter from the FDA. The letter states that approval is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect of Prestara on the bone mineral density of women with systemic lupus erythematosus.

         CLINICAL TRIAL RESULTS. Genelabs has successfully completed two Phase III double-blind randomized placebo controlled clinical trials of Prestara for lupus in women. The first of these Phase III trials, completed in 1997, evaluated Prestara's ability to reduce the corticosteroid dose in steroid-dependent women with mild to moderate lupus while maintaining stable or improved SLE disease activity. All 191 women with SLE in this trial previously required glucocorticoids at doses of 10 to 30 mg/day in order to stabilize their disease. Patients in the trial received daily doses of 200 mg of Prestara, 100 mg of Prestara or placebo for seven to nine months. The primary endpoint of this study was a sustained reduction in glucocorticoid dose to 7.5 mg per day or less, which are levels approximately equivalent to those normally produced by the adrenal glands. Data presented to the American College of Rheumatology on behalf of Genelabs showed that patients who received 200 mg daily doses of Prestara had a higher response rate than patients who received placebo. Among all patients enrolled in the study (intent-to-treat analysis), a strong trend in favor of Prestara was shown for the 200 mg dose over placebo (p=0.11). The effect was most evident in the 137 lupus patients with active disease, defined as those patients with a Systemic Lupus Erythematosus Disease Activity Index (SLEDAI) score greater than 2 at study entry. Among these patients, 51% of those who received daily doses of 200 mg of Prestara achieved the primary endpoint compared to 29% of those who received placebo (p=0.03). The results of this study were published in the July 2002 issue of Arthritis and Rheumatism.

         The second Phase III study, completed in 1999, evaluated Prestara's ability to improve or stabilize clinical outcome and disease symptoms in women with mild to moderate lupus. The 381 women with SLE enrolled in this trial were randomized to receive either an oral dose of 200 mg of Prestara or placebo once a day for 12 months. In this trial, treatment with Prestara demonstrated a consistent pattern of efficacy across a number of primary and secondary variables. Prestara-treated patients with active disease, defined as a baseline SLEDAI score greater than 2, who met the protocol requirements showed a 35% greater rate of response than the placebo group: 66% of Prestara patients responded to treatment compared to 49% of placebo patients. All placebo and Prestara patients were allowed to continue taking their existing medications for the full course of this trial. This increased rate of response, defined as improvement or stabilization in all four scoring instruments measured, with no clinical deterioration, was statistically significant (p=0.005 for the defined per-protocol population). The scoring instruments were SLEDAI, Systemic Lupus Activity Measure (SLAM), Krupp Fatigue Severity Score (KFSS), and Patient Global Assessment. Because of the inherent variability in these scoring instruments, the classification of a patient as a responder allowed for a slight deterioration in any of the four scores from baseline. In an intent-to-treat analysis of these data, presented at the April 19, 2001 FDA Arthritis Advisory Committee meeting, Prestara-treated patients showed a 31% greater rate of response than the placebo group: 59% of Prestara patients responded to treatment compared to 45% of placebo patients. This improvement in response was statistically significant (p=0.017). In late 2002 the FDA advised Genelabs that it considers this clinical trial to be a positive, adequate and well-controlled study.

         Because the most common organ damage in patients with lupus is musculoskeletal, nested within the second Phase III study was a study conducted at eight of the investigator sites to assess bone mineral density in patients who were required to have been taking glucocorticoids for at least six months prior to entering the trial. These patients had bone mineral density measurements taken by Dual X-ray Absorptiometry at the beginning and end of the trial. An analysis of the results including all patients who had baseline and post-treatment bone mineral density measurements showed that the group of patients receiving Prestara had significantly increased bone mineral density, compared to a decrease in bone density for the group of patients on placebo. Between the Prestara and placebo treatment groups, the differences were statistically significant (measured by mean percentage change; 55 patients, p=0.003 at the lumbar spine and 53 patients, p=0.013 at the hip). Lupus patients are at risk for the long-term complication of osteoporosis both because loss of bone density is a common manifestation of the disease and because a significant side effect of one of the primary therapies for the disease, glucocorticoids, is decreased bone density.

         In addition to showing effects on disease activity and bone mineral density, the advantage of Prestara over placebo was consistent among secondary efficacy variables in the second Phase III study. Lupus flares occurred among 24% fewer patients who received Prestara than those who received placebo. Certain specific symptoms associated with SLE occurred less frequently among Prestara recipients, including muscle pain, nasal and mouth ulcers and hair loss. As expected, adverse events related to taking this hormone were generally androgenic in nature, and included reports of acne, facial hair growth, hormonal changes and a reduction in HDL cholesterol. There were no major safety concerns raised by the clinical trials.

         The FDA's approvable letter issued in August 2002 indicated that approval of the NDA is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in women with SLE while on glucocorticoids in Genelabs' Study GL95-02. To address this requirement, Genelabs has designed and initiated a multicenter, randomized, placebo-controlled, double-blind clinical trial that is being conducted at leading U.S. medical centers. The primary endpoint is bone mineral density at the lumbar spine and the protocol provides for approximately 150 women with SLE receiving glucocorticoids to be enrolled and treated for six months with either 200 mg/day Prestara or placebo. Genelabs is targeting completion of patient enrollment by June 30, 2003, which would lead to completion of the trial by December 31, 2003. Genelabs is also addressing other issues cited in the approvable letter, including, among other things, compiling data for submission regarding qualification of a manufacturing site. If the results of the additional clinical trial are positive and no significant and new safety issues emerge, we plan to submit the results and our response to all other issues cited by the FDA as a complete response to the approvable letter issued by the agency for our NDA.

         LUPUS AND THE CLINICAL RATIONALE BEHIND PRESTARA. According to various published estimates, lupus affects approximately 200,000 patients in the United States, and Genelabs believes that there are at least one million patients worldwide. Lupus is a severe, chronic and frequently debilitating autoimmune disease that can affect the musculoskeletal and nervous systems as well as the lungs, heart, kidneys, skin and joints. Scientific publications have reported that the most common form of organ damage among lupus patients, musculoskeletal damage, occurs in 22% of patients, followed by neuropsychiatric disorders in 20% of lupus patients and renal disease in 15%. In the United States, there have been no new drugs approved by the FDA for the treatment of lupus in more than 40 years. Existing treatments for lupus are often inadequate, due to limited benefits and severe adverse side effects.

         Prestara is a pharmaceutical formulation for oral administration that contains highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone and the most abundant adrenal hormone in humans, as the active ingredient. Lupus patients generally have abnormally low levels of DHEA, approximately 50% of normal, and it is believed that hormonal influences may play a role in the development and progression of the disease.

         Early studies at Stanford indicated that oral use of DHEA could be effective and safe for the treatment of SLE. A Phase II clinical study, conducted at Stanford in 1993 and published in Arthritis and Rheumatism in December 1995, indicated that DHEA-treated patients showed improvement on the basis of the patients' own assessments, the physicians' clinical assessments and the SLEDAI score, a measure of SLE disease activity, while placebo treated patients did not. In addition, mean prednisone dose was decreased in patients treated with DHEA. Prednisone, a commonly used glucocorticoid drug treatment for lupus, has many serious side effects including osteoporosis, atherosclerosis, diabetes and infection, and is a leading cause of long-term morbidity and mortality in lupus patients.

         MARKET POSITION. Genelabs has exclusive rights under U.S. patents granted to Stanford for the use of DHEA to treat SLE. The FDA granted orphan drug status to Prestara for women with SLE in 1994, which, if Prestara is approved for marketing, provides for up to seven years of U.S. marketing exclusivity. We are pursuing additional patent applications relating to DHEA and its use in treating SLE.

         Currently products containing DHEA are available as dietary supplements in the United States. Genelabs has consistently maintained that a governmental entity should regulate DHEA as a drug and submitted a petition and supporting documentation to the FDA seeking DHEA's removal from the market as a dietary supplement. In addition, we believe that DHEA has the potential to be classified as anabolic steroid by the U.S. Drug Enforcement Administration, or DEA, and submitted a petition and supporting documentation to the DEA supporting this classification. Neither the FDA nor the DEA has taken any action to date to limit or regulate the manufacture or sale of DHEA.

         MARKETING RIGHTS AND INTERNATIONAL REGULATORY APPLICATIONS. Genelabs has licensed North American rights for Prestara to Watson Pharmaceuticals, Inc. The collaboration and license agreement with Watson provides Genelabs with milestone payments of up to $45 million and significant royalties on product sales if the FDA approves the Prestara NDA for SLE. Through the collaboration, Genelabs and Watson make certain decisions about the product, including decisions regarding the future development of Prestara for the pursuit of new formulations and new indications and the conduct of marketing studies.

         Genelabs currently plans to commercialize Prestara outside of North America through licensing arrangements with established pharmaceutical companies. We are actively seeking collaborators to license European and Japanese rights to Prestara. Genelabs previously licensed marketing rights for Asia (excluding Japan), Australia and New Zealand to Genovate Biotechnology Co., Ltd., referred to as Genovate, formerly Genelabs Biotechnology Co., Ltd., in exchange for an equity position in Genovate. Genelabs also has licensed rights to Teva Pharmaceutical Industries Ltd. to market Prestara in Israel, Gaza and the West Bank and, if Prestara is approved in the U.S. and Israel, Genelabs will receive milestone payments and royalties.

         Independent of the United States regulatory process, Genelabs plans to pursue approval of Prestara for the treatment of SLE in both Europe and Japan. In Europe, we applied for and received Part B status, which enabled us to file a Marketing Authorization Application, or MAA, under the centralized procedure of the European Agency for Evaluation of Medicinal Products, or EMEA. Approval by the EMEA is required prior to commercialization of Prestara in the European Union, and the centralized procedure allows companies to file one MAA for simultaneous consideration in 17 European countries, with a single review and decision regarding the application. We submitted the MAA for Prestara in December 2002 (we plan to market Prestara in Europe under the trademark Anastar(TM)), and expect the review by the EMEA to take 12 to 18 months. We are currently in active discussions with companies that are interested in licensing the European marketing rights. We are also currently in active discussions with companies that are interested in licensing the Japanese marketing rights. We currently believe we will pursue Japanese approval of Prestara with a collaborator.

DRUG DISCOVERY RESEARCH

         Genelabs' drug discovery research organization is focused on discovery of novel antimicrobial and antiviral agents. Our core capabilities include medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology. These capabilities were initially built while we were pursuing DNA as our primary target for drug intervention. More recently we have expanded our emphasis to other targets, which are now the primary focus of our drug discovery efforts

         BACKGROUND. Our drug discovery efforts were initially founded to explore DNA as a target for drug discovery. We began our efforts to discover new antimicrobial agents by targeting small molecules to bind reversibly to DNA. The foundation for these efforts were the discoveries of our molecular biologists in the mid-1990s, which culminated in the invention of several novel technologies to characterize specific classes of compounds that bind reversibly to DNA. From February 1998 to February 2001, Genelabs received $14 million in total funding under a research grant from the U.S. Defense Advanced Research Projects Agency (DARPA) to use our technologies to pursue the discovery of drugs that could be used as countermeasures to agents of biological warfare. This grant provided funding for our nucleic acid-binding research and contributed to our ability to build our own medicinal chemistry and biological screening capabilities. Our research team then was able to prove the concept that compounds synthesized in our DNA-binding program can selectively target infectious organisms and we then conducted many experiments to expand upon our specialized knowledge regarding such compounds.

         We began to synthesize DNA-binding compounds at Genelabs in the first half of 1999. By the end of 2000, we had synthesized over 1,000 compounds in this program, including our first lead compounds. We continued to synthesize additional compounds, screened for antifungal and antibacterial activity among other targets, and optimized our leads. Optimization efforts were expanded in 2002, with emphasis on improving pharmacokinetic parameters, increasing potency and safety, and testing in vivo for efficacy.

         Since the establishment of our chemistry capabilities, Genelabs has achieved several important research goals. We have:

      o  synthesized a large library of DNA-binding compounds;

      o developed and expanded screening capability for biological activity in cell-based, as well as cell-free assays;

      o identified small molecule lead compounds showing potent activity against pathogenic fungi and bacteria;

      o initiated preliminary toxicological and pharmacokinetic evaluations of these lead compounds;

      o  selected the most promising lead compounds for optimization;

      o utilized information from optimization to design, synthesize and test derivations of lead compounds with the intent of improving potency, safety and pharmacokinetic profiles;

      o completed initial in vivo testing of selected lead antifungal and antibacterial compounds;

      o promoted a lead antifungal compound with potent activity against Aspergillus fumigatus to pre-clinical development status.

         DRUG DISCOVERY PROCESS. Genelabs' goal for our drug discovery research is to move compounds quickly from synthesis and discovery to preclinical development. We have established all of the capabilities necessary to achieve this goal and we continue to explore and utilize technologies to enhance and streamline this process. The establishment of these systems, combined with our clinical development capabilities, enables our employees to discover and develop pharmaceutical products. Our business objective for each of our research programs is to advance one or more of our lead compounds to pre-clinical development, and we have achieved this objective in our antifungal program. We currently intend to license compounds from our drug discovery programs to established pharmaceutical companies for their further development.

         Genelabs' drug discovery process includes:

      o  design and synthesis of novel compounds;

      o screening for biological activity, including screens of pathogenic fungi, bacteria, parasites, viruses and cancers;

      o  toxicity testing of compounds in cell culture and in animals;

      o  analysis of pharmacokinetics and metabolism;

      o analysis of structure-activity relationship and optimization of lead structures based on efficacy, safety and pharmacokinetic profiles;

      o  determination of efficacy in animal models of disease; and

      o selection of drug candidates for preclinical studies to enable the filing of Investigational New Drug applications (INDs) with the FDA prior to human clinical trials.

         Genelabs creates a database of information gathered during the drug discovery process and uses this information to select lead compounds for further optimization. Compounds are selected as leads if they demonstrate certain drug-like properties desirable in early-stage pharmaceutical research. The desired outcome of this process is to select the compounds having the best pharmaceutical product profiles, taking into consideration activity against disease, potency, toxicity, and pharmacokinetics. Information obtained from optimization is used to determine how changes in compound structures affect their activity, known as the structure-activity relationship, or SAR, allowing for further refinement of the lead compounds by medicinal chemists. Our strategy is to pursue the optimization and development of promising compounds that demonstrate strong biological activity with acceptable toxicity and pharmacokinetic profiles. We focus our research in areas that address clinically unmet medical needs that are also commercially attractive. Lead compounds can qualify for advancement to preclinical candidate status if they meet or exceed a predetermined set of advancement criteria we establish for each therapeutic area. Once we identify a preclinical candidate, IND-enabling work can be initiated, including process chemistry, formulation, GLP animal studies, and pharmacokinetic studies.

         Currently our drug discovery research efforts are focused on the discovery and advancement of novel antimicrobial compounds and discovering and advancing novel lead compounds that selectively inhibit replication of the hepatitis C virus. As our lead compounds advance and additional resources become available we intend to evaluate expansion of our research effort to include additional targets to complement our existing programs. Our core research strength is our expertise in designing, synthesizing, screening and testing of novel antibacterial, antifungal and antiviral agents. Our near-term drug discovery research goals are to continue to synthesize novel antifungal compounds as follow-ups to our preclinical candidate and to screen, test and optimize our HCV lead compounds, with the goal of selecting one or more for preclinical development. As we advance these existing research programs, we also intend to explore potential new targets that complement our current drug discovery capabilities to build a balanced pipeline of pharmaceutical candidates. The ultimate objective of our drug discovery research is to discover novel chemical compounds that can be developed into drugs to treat human disease.

         ANTIMICROBIAL DRUG DISCOVERY. Through our drug discovery efforts we have synthesized numerous DNA-binding antibacterial and antifungal lead compounds, which are currently being optimized. During 2002, one of the antifungal lead compounds synthesized by our scientists was advanced to preclinical development, having met our predefined criteria for such advancement. This compound is active against a variety of fungi in cell culture and has successfully protected mice against lethal infection with Aspergillus.

         In 2001, as part of the optimization process, we demonstrated the effectiveness of selected antifungal compounds from our DNA-binding program in animal models of disease. In 2002, we conducted additional experiments that demonstrated the effectiveness and safety of selected antifungal compounds relative to current standard treatment, with a particular focus on systemic Aspergillus fumigatus infections. One of our lead compounds, GL48656, reproducibly showed significant improvement in survival of mice infected with Aspergillus fumigatus compared to untreated controls. The level of protection achieved with GL48656 is comparable to that achieved with Amphotericin B, the current standard of care for patients with invasive Aspergillus infections. The same compound also showed a significant reduction in Aspergillus colony forming units recoverable from the brains and kidneys of animals treated with effective doses of the compound. The acute toxicity of this compound observed in mice was less than that of amphotericin B, and was comparable to that observed with caspofungin, a novel antifungal recently introduced to the market for treatment of invasive aspergillus infections. On the basis of these and other experiments, we determined that this lead compound has met our pre-established criteria for advancement to preclinical development.

         The antibacterial activity of certain Genelabs compounds has also been explored. A number of the compounds tested demonstrated activity against a panel of gram positive and gram negative bacterial species. Representative compounds were tested in vivo and found to be dose-dependently effective against both methicillin resistant and methicillin sensitive strains of Staphylococcus aureus. These compounds were bacteriocidal, meaning they kill the bacteria, rather than simply inhibiting their growth. In a widely used mouse model of infection, Genelabs compounds showed potency greater than that of vancomycin (a current antibiotic of last resort) at equivalent doses, in reducing bacterial colony formation. While the compounds were efficacious, to date Genelabs has not yet achieved an acceptable margin of safety with the antibacterial compounds. We are therefore currently focusing the resources that were devoted to this program towards our antifungal and HCV discovery efforts.

         HCV DRUG DISCOVERY. Treatment for HCV infection is characterized by a dual objective: preventing the progression of liver disease by reducing the amount of virus in the body to low levels, and modifying the process of liver inflammation. Currently approved treatments for chronic HCV infections are interferon alpha and the combination of interferon alpha with the nucleoside analogue ribavirin. Unfortunately, these interferon alpha-based treatments are only effective in reducing viral titiers in approximately 50% of patients infected with HCV genotype 1, the genotype most prevalent in the United States. These treatments are also associated with significant toxicities. HCV infection remains an important public health problem throughout the world and there is a significant need for improved treatments.

         In 2002, we expanded on our drug discovery research by initiating a program to discover orally active compounds for the treatment of HCV infections by targeting a viral specific enzyme which is called the NS5b RNA-dependent RNA polymerase. Since establishing this program, we have:

      o established a high-throughput cell-free enzyme assay for HCV RNA polymerase;

      o established a cell-based assay which measures replication of an engineered HCV virus;

      o synthesized a large number of nucleoside compounds and tested them for activity;

      o acquired a library of non-nucleoside compounds and initiated testing in our assay systems;

      o  identified nucleoside and non-nucleoside lead compounds; and

      o written and submitted multiple patent applications claiming novel compounds with activity against HCV.

         RESEARCH PROGRAM NEXT STEPS. Genelabs' strategy for realizing value from our research programs is to aggressively pursue a pharmaceutical partner for our preclinical candidates and also to aggressively pursue optimization of our current lead compounds, with the goal of identifying additional potential drug candidates and ultimately filing INDs, either on our own or with a partner, allowing the initiation of clinical development. Based on the advancements made during 2002, we are focusing our activities in the antifungal and HCV areas, where we believe there is the greatest opportunity for rapid advancement of the lead compounds we have discovered and a clear market need exists for improved therapeutic options.

         Our research efforts in 2003 will be focused on generation of potential additional antifungal preclinical candidates, further optimization and generation of HCV lead compounds and the further diversification of our small molecule compound library. To maximize the utilization of our expertise and resources, and our opportunities for success, we will continue to screen our growing library of compounds against many different targets and explore the mechanism of action of these compounds. Our objectives for research are to generate preclinical candidates and to continue to build a pipeline of lead compounds and potential lead compounds. Our business strategy is to establish collaborations with pharmaceutical or larger biotechnology companies to further advance the antifungal and HCV programs.

INVESTMENTS

         MINORITY INVESTMENT IN TAIWAN-BASED BIOPHARMACEUTICAL COMPANY. Genelabs holds approximately 8% of the equity in a Taiwan-based company, Genovate Biotechnology Co., Ltd., referred to as Genovate, which was formerly called Genelabs Biotechnology Co., Ltd. Genovate develops, manufactures and distributes pharmaceutical products in Asia and holds the rights to market Prestara in Asia (except Japan), Australia and New Zealand. Genovate has conducted a 119-patient Phase III clinical trial of Prestara in Taiwan in accordance with U.S. Good Clinical Practices and data from this trial were included in the NDA for Prestara submitted by Genelabs as supportive data from a foreign source. Since the founding of Genovate, we have periodically sold portions of our equity in Genovate, and we may sell additional portions of our equity in Genovate as regulations in Taiwan and market conditions permit.

         GENELABS DIAGNOSTICS PTE. LTD. (GLD). Genelabs owns 100%, through a series of separate domestic and foreign corporations, of this Singapore-based company that develops, manufactures and markets diagnostic products primarily in Europe and Asia. Based on our plan to divest our interest in GLD, we account for our diagnostics business as a discontinued operation in the consolidated financial statements. In February 2003, Genelabs entered into an agreement with a third-party to sell 100% of the equity in our diagnostics business, subject to closing conditions. This sale has not yet closed and may not close on a timely basis or at all.

PATENTS AND LICENSES

         Genelabs seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. We own over 40 issued U.S. patents; these patents cover our novel drug discovery technologies, Prestara, our HEV and HGV discoveries, and other proprietary technologies. We also own many corresponding international patents that cover similar claims to our U.S. patents. Genelabs also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties. In addition, we possess many pending patent applications covering our novel chemistries and drug discovery technologies and other proprietary technologies, but cannot estimate how many of these pending patent applications, if any, will be granted as patents.

         United States patents were issued to Genelabs in 2000 covering fundamental nucleic acid amplification techniques first developed at the Company. One of these technologies is a method of amplifying nucleic acids by attaching oligonucleotide linkers to the ends of target DNA sequences (Linker-Aided DNA Amplification, or LADA). In LADA, researchers add linkers of known sequences to the ends of target DNA sequences, thereby providing a known primer sequence that is complementary to the attached linkers. The primers are then used to amplify the target DNA, the precise sequence of which need not be known. Another of these technologies is commonly known as RACE (Rapid Amplification of cDNA Ends). In the RACE technique, a mixture of different sequence DNA fragments is first treated with terminal deoxynucleotide transferase to form a homopolymer tail on the DNA fragments. Complementary homopolymer primers are then used to amplify the DNA fragments. In 2002, we entered into our initial non-exclusive license agreement for Genelabs' LADA technology with a leading genetic analysis tool company. In addition to the license fees we have received, this agreement provides us with annual fees and royalties. We are pursuing additional, similar license agreements with others practicing these technologies.

         LICENSING OF PRESTARA. Genelabs has licensed North American marketing rights for Prestara to Watson Pharmaceuticals, Inc. The collaboration and license agreement with Watson provides Genelabs with milestone payments of up to $45 million if the FDA approves the marketing of Prestara for SLE and significant royalties on product sales. Through the collaboration, Genelabs and Watson make certain decisions about the product, including decisions regarding the future development of Prestara for the pursuit of new formulations and new indications and the conduct of marketing studies.

         Genelabs currently plans to commercialize Prestara outside of North America through licensing arrangements with established pharmaceutical companies. We are actively seeking collaborators to license European and Japanese rights to Prestara. Genelabs previously licensed marketing rights for Asia (excluding Japan), Australia and New Zealand to Genovate Biotechnology Co., Ltd., referred to as Genovate, formerly Genelabs Biotechnology Co., Ltd., in exchange for an equity position in Genovate. Genelabs also has licensed rights to Teva Pharmaceutical Industries Ltd. to market Prestara in Israel, Gaza and the West Bank and, if Prestara is approved in the U.S. and Israel, Genelabs will receive milestone payments and royalties.

         LICENSING OF NOVEL VIRUSES DISCOVERED BY GENELABS.

         Hepatitis G Virus. On February 13, 2003, at the 10th Conference on Retroviruses and Opportunistic Infections, data was presented confirming two earlier New England Journal of Medicine articles showing that patients infected with both the human immunodeficiency virus, HIV, and GB virus C, also known as hepatitis G virus, or HGV, had a reduced mortality rate compared to those only infected with HIV. Genelabs scientists first discovered HGV, which is transmitted by blood and other bodily fluids, while seeking to identify what was then an unknown hepatitis virus. Patents covering the HGV genome, peptides and their uses have issued to Genelabs. During 2002, we granted non-exclusive research licenses to academic institutions to facilitate their continuing research on the interaction between HGV and HIV. We have previously granted Boehringer Mannheim (now Roche Diagnostics), Chiron Corporation and Ortho Diagnostic Systems royalty-bearing license agreements for diagnostic applications of HGV and Genelabs retains all other commercial rights to its discovery of HGV, such as vaccine or therapeutic applications of the virus. To date, royalties received under these HGV agreements have not been significant and we do not foresee receiving significant royalties in the near future. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV and no assays developed for screening the blood bank supply. Hepatitis E Virus. In connection with its discovery of the hepatitis E virus, or HEV, Genelabs granted GlaxoSmithKline an exclusive worldwide royalty-bearing license to make, use and sell an HEV vaccine. GlaxoSmithKline is developing this vaccine and has successfully completed two Phase I clinical trials, showing the vaccine to be safe and immunogenic. In 2001, the Walter Reed Army Institute of Research initiated a Phase II clinical trial of this vaccine candidate in collaboration with the Medical Department of the Royal Nepal Army, the U.S. National Institutes of Health and GlaxoSmithKline. The trial has enrolled approximately 2,000 adult volunteers in Nepal who have received three doses of either HEV vaccine or placebo over a six month period. The anticipated duration of follow-up is 18 months after the last dose, therefore results of the trial are currently expected in late 2003. In addition to GlaxoSmithKline's vaccine license, Genelabs has granted Abbott Laboratories a royalty-bearing, non-exclusive worldwide license to develop and commercialize diagnostic products for HEV. To date, royalties received under these HEV agreements have not been significant and we do not foresee receiving significant royalties in the near future.

         Hepatitis C Virus. After its discovery of certain polypeptide regions of the hepatitis C virus, or HCV, Genelabs entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, which was acquired by Bio-Rad Laboratories, Inc. in 1999. We have also granted certain rights to our HCV patents to Chiron Corporation and Ortho Diagnostic Systems. The agreements with Chiron and Ortho do not provide for royalties and we receive royalties from Bio-Rad pursuant to the terms of the Pasteur Sanofi license.

         Genelabs(R) and the Genelabs logo are registered trademarks, and Prestara(TM), Anastar(TM) and Aslera(TM) are trademarks of Genelabs Technologies, Inc. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Genelabs.

GOVERNMENT REGULATION

         The research and development, preclinical testing and clinical trials, manufacture, distribution, marketing and sales of human pharmaceutical and medical device products are subject to regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing.

         RESEARCH AND DEVELOPMENT. Our research and development programs involve the use of hazardous, chemical, radiological and biological materials, such as infectious disease agents. Accordingly, our present and future business is subject to regulations under state and federal laws regarding work force safety, environmental protection and hazardous substance control and to other present and possible future local, state and federal regulations.

         PRE-CLINICAL TESTING. In the U.S., prior to the testing of a new drug in human subjects, the FDA requires the submission of an Investigational New Drug application, or IND, which consists of, among other things, results of preclinical laboratory and animal tests, information on the chemical compositions, manufacturing and controls of the products, a protocol, an investigator's brochure and a proposed clinical program. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation. Unless the FDA objects, the IND becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and the FDA may request additional data, clarification or validation of data submitted, or modification of a proposed clinical trial design.

         CLINICAL TRIALS. Clinical trials are conducted in accordance with protocols that detail the objectives and designs of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an Institutional Review Board, or IRB. The IRB will consider, among other things, ethical factors, the informed consent and the safety of human subjects and the possible liability of the institution. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and
(iii) identify the common short-term adverse effects and safety risks. When Phase II evaluations indicate that a product is effective and has an acceptable safety profile, two Phase III trials are normally required to further test for safety and efficacy within an expanded patient population at multiple clinical sites.

         MANUFACTURING. Each manufacturing establishment must be determined to be adequate by the FDA before approval of product manufacturing. Manufacturing establishments are subject to inspections by the FDA for compliance with current Good Manufacturing Practices and licensing specifications before and after an NDA has been approved, and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities.

         MARKETING AND DISTRIBUTION. The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of the NDA for approval of the marketing and commercial shipment of a new drug. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

         SALES. Sales of our products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements vary widely from country to country. The process of obtaining government approval for a new human drug or biological product usually takes a number of years and involves the expenditure of substantial resources.

EMPLOYEES

         As of December 31, 2002, Genelabs had 94 full-time employees, of whom 70 were involved in research and development and 24 were in administration. In February 2003, Genelabs announced a reduction in the number of its employees, bringing the number of full-time employees to 74, of whom 60 were involved in research and development and 14 were in administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage.

AVAILABLE INFORMATION

         The Company is subject to the informational requirements of the Securities Exchange Act of 1934. The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the Commission at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

         The Company's Internet address is www.genelabs.com. The Company makes available, free of charge, through its Internet website copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Commission.

                                  RISK FACTORS

         There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Annual Report on Form 10-K.

                           RISKS RELATED TO GENELABS

IF WE CANNOT OBTAIN ADDITIONAL FUNDS IMMEDIATELY, WE WILL BE REQUIRED TO CEASE OUR OPERATIONS AND LIQUIDATE OUR ASSETS.

         At April 15, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $1.0 million. Genelabs estimates that its current cash, short-term investments and committed funding sources as of the date of the filing of this Annual Report on Form 10-K will be sufficient to fund its operations through May 2003, giving effect to the furlough of a majority of our employees in order to conserve our short-term resources as approved by our board of directors. While we are in the process of seeking additional funds including renegotiating our existing corporate partnership, the sale of equity, sale of long-term investments, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. If these efforts are not successful we will need to terminate operations and you may lose your entire investment. If one or more of these efforts are successful, the amount of funds we raise may still not be sufficient for us to sustain operations, and we will need to raise additional funds because we expect to incur substantial additional costs, including research costs for our drug discovery and development costs for Prestara. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not currently have sufficient committed capital to meet its projected operating needs for at least the next twelve months.

         Though we plan to seek additional funds, which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. The sale of additional equity would dilute existing shareholders. If we do not sell equity, we may have to seek other sources of capital, such as strategic alliances, which may require us to grant third parties rights to our intellectual property assets, or by adversely renegotiating the terms of our existing collaboration. We may also need to change our operating plans. Longer-term, we plan to fund our operations principally from royalties on sales of Prestara by marketing partners. However, Prestara may never receive FDA approval, and, if it does, we may never generate revenue from sales of Prestara. Although we are currently seeking to enter into licensing agreements for the marketing rights to Prestara in Europe and Japan, we may fail to enter into such license agreements on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license our products or technology on commercially favorable terms, if at all. The unavailability of additional funds would harm our business by delaying or preventing the development, testing, regulatory approval, manufacturing or marketing of our products and technologies.

         The following are illustrations of potential impediments to our ability to successfully secure additional funds:

      o our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

      o our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq's listing requirements;

      o our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the EMEA's review of our MAA is unlikely to result in approval of our application; and

      o our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

         FDA actions with respect to our NDA for Prestara will have a material impact on our ability to secure funding, the amount and terms of funding available and our ability to successfully secure such funding. If Prestara is ultimately approved for marketing in the U.S., Genelabs may receive a milestone payment of up to $45 million and significant royalties on Watson's net sales of Prestara. However, the FDA may never approve Prestara and even if they do we may never receive a milestone payment or royalties on net sales.

         Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

IF THE RESULTS OF OUR CONFIRMATORY CLINICAL TRIAL OF PRESTARA(TM), GENELABS' DRUG CANDIDATE FOR SYSTEMIC LUPUS ERYTHEMATOSUS, ARE NOT POSITIVE, THE FDA WILL NOT APPROVE PRESTARA AND OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE THE U.S. ROYALTIES FOR PRESTARA ARE THE MOST SIGNIFICANT NEAR-TERM SOURCE OF POTENTIAL REVENUE.

         Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Prestara, also referred to as GL701, Aslera and Anastar, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the musculoskeletal and nervous systems, lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

         Before our North American partner Watson Pharmaceuticals, Inc. can market Prestara in the United States, the FDA must approve the Prestara New Drug Application, or NDA, submitted by Genelabs. In 2000, we submitted the NDA for Prestara to the FDA and in 2002 received an approvable letter which, among other things, requires us to conduct an additional clinical trial to confirm the positive effect of Prestara we previously noted on the bone mineral density of women with lupus who were receiving treatment with glucocorticoids. Genelabs' business plans depend on FDA approval of Prestara in the United States, and if the clinical trial currently underway does not confirm our previous findings or if significant and new safety issues emerge, the FDA will not approve our new drug application in a timely manner, if at all, and our business would suffer because 1) we would not be entitled to a milestone payment from Watson and 2) royalties we are entitled to receive from Prestara sales in the United States are our most significant near-term source of potential revenue.

IF WE ARE UNABLE TO FIND A EUROPEAN MARKETING PARTNER FOR PRESTARA OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE WE DO NOT HAVE CAPABILITIES TO MARKET PRESTARA IN EUROPE OURSELVES AND WE WOULD LOSE A SIGNIFICANT NEAR-TERM SOURCE OF REVENUE.

         Because we have limited sales, marketing and distribution capabilities and no established presence in Europe, our business plans include licensing the European marketing rights to Prestara to a larger pharmaceutical or biotechnology company with established marketing capabilities. If we are unable to find a European marketing partner, we would not be able to launch Prestara in Europe in a timely manner, if at all, even if it is approved. Our business would suffer because we would not be able to generate revenue from Prestara in Europe.

IF THE FDA AND THE EMEA DO NOT APPROVE PRESTARA(TM) FOR MARKETING, OUR BUSINESS PROSPECTS WILL SUFFER BECAUSE PRESTARA IS OUR ONLY NEAR-TERM SOURCE OF POTENTIAL REVENUE.

         Before our North American partner, Watson, and any potential European partner can market Prestara in their respective territories, appropriate regulatory agencies must review and approve applications seeking to market the investigational drug which have been submitted by Genelabs. Our business plans depend on approval of Prestara in both the United States and in Europe. If the regulatory agencies do not approve one or both of our applications in a timely manner, our business would suffer because we have no other near-term source of potential revenue.

         If the regulatory agencies determine that Prestara can only be approved with significant additional requirements and we determine that it is not feasible for us to satisfy one or more of these requirements requested, we could be forced to abandon the development of Prestara. We cannot predict whether the regulatory agencies will require the submission of additional data in order to approve our applications, what these requirements may be, whether we will be successful in responding to requests from these agencies for additional requirements or whether there will be additional substantial obstacles to, or delays in, our development of Prestara for lupus.

         Similar regulatory requirements exist in Japan and elsewhere in the world. Genelabs has not conducted any clinical trials for Prestara for lupus in other countries. We plan to enter into collaborations or licensing agreements for commercializing Prestara in other areas with pharmaceutical companies that have resources greater than Genelabs. If we do not enter into these agreements, we may not be able to sell, or might face delays related to commercial introduction of, Prestara in these other territories, because we lack the necessary resources.

IF PRESTARA IS APPROVED IN THE UNITED STATES OR EUROPE BUT DOES NOT GAIN SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS WILL SUFFER BECAUSE WE WOULD NOT RECEIVE ANTICIPATED ROYALTIES TO FUND FUTURE OPERATIONS.

         A number of factors may affect the market acceptance of Prestara for lupus, even if it is approved, including:

      o availability and level of reimbursement by insurance companies or government programs such as Medicaid;

      o  the price of Prestara relative to other drugs for lupus treatment;

      o the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Prestara for the treatment of lupus;

      o  the effectiveness of sales and marketing efforts by our licensees;

      o  side effects;

      o  competition from other prescription and over-the-counter products; and

      o unfavorable publicity concerning Prestara or other drugs on the market.

         In addition, if regulatory authorities fail to restrict the sale of dietary supplement DHEA products, which do not require a prescription, the market may not accept Prestara. A number of dietary supplement manufacturers market products containing DHEA as dietary supplements in the United States. Prestara contains highly purified prasterone, the synthetic equivalent of DHEA, as the active ingredient. The body produces DHEA, an androgenic hormone or steroid hormone that develops and maintains masculine characteristics, which is not a component of the diet. While we have consistently maintained that a governmental entity should regulate DHEA as a drug and as a controlled substance, neither the FDA nor the Drug Enforcement Agency, or DEA, has taken any specific action to date to limit or regulate the sale of dietary supplement DHEA. The FDA and DEA may not wish to, or may be unable to, regulate DHEA in the future. We have submitted documentation to the FDA requesting clarification of DHEA's status as a drug and removal from the market as a dietary supplement. We have also submitted documentation to the DEA requesting clarification of DHEA's status as an anabolic steroid, a steroid that promotes the storage of protein and growth of tissue. Anabolic steroids are scheduled as controlled substances. If the FDA restricts the marketing of DHEA as a dietary supplement or the DEA agrees that DHEA is an anabolic steroid, DHEA may no longer be publicly available as a dietary supplement. In the event that Prestara receives FDA approval, the concurrent sale of these dietary supplement products could significantly adversely affect or significantly limit the market for or the selling price of Prestara.

OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FOR PRESTARA ARE SUBJECT TO REGULATION, INCLUDING BY THE FDA, AND IF THEY DO NOT MEET THEIR COMMITMENTS, WE WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS WHICH COULD DELAY SUPPLY OF PRODUCT TO THE MARKET.

         Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara, and we rely on a single finished product manufacturer for production of Prestara capsules and for packaging. The disqualification of these suppliers and manufacturers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of Prestara as a finished product and for its active ingredient.

         The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. If we fail to maintain a relationship with at least one qualified supplier of prasterone and at least one qualified manufacturer of the Prestara finished pharmaceutical product it would negatively impact our business because the NDA could not be approved by the FDA. If our NDA is approved and our supplier or manufacturer fails to meet and maintain compliance with FDA requirements or if they fail to manufacture Prestara active ingredient, capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Prestara. The following could harm our ability to manufacture and market
Prestara:

      o the unavailability of adequate quantities of the active ingredient for commercial sale;

      o  the loss of a supplier's or manufacturer's regulatory approval;

      o the failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

      o the failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

      o the inability to develop alternative sources in a timely manner or at all;

      o  an interruption in supply of prasterone or finished product; and

      o competing demands on the contract manufacturer's capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

WE ARE DEPENDENT ON WATSON PHARMACEUTICALS TO MARKET PRESTARA IN NORTH AMERICA AND IF PRESTARA IS APPROVED BY THE FDA AND THEY FAIL TO MEET EXPECTED LEVELS OF SALES OUR BUSINESS WILL SUFFER.

         We must rely on Watson to market Prestara in North America. Because royalties from sales of Prestara would be our primary near-term source of revenue, successful marketing, promotion and distribution of this product in the United States are critical to our success. We have limited internal sales, marketing and distribution capabilities and are entirely dependent on Watson to promote Prestara. If Prestara is approved by the FDA and Watson fails to promote Prestara, our business will suffer because we will not receive anticipated revenue from product sales.

         Our ability to market Prestara in Europe will depend upon our ability to obtain a European partner. Similar to the United States, successful marketing, promotion and distribution of this product in Europe are important to our success. As we have limited capabilities and will rely on our potential future European partner for marketing, promotion and distribution, if they fail to promote Prestara our business will suffer because we will not receive anticipated revenue from product sales.

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

OUR RESEARCH PROGRAMS ARE IN AN EARLY STAGE AND MAY NOT SUCCESSFULLY PRODUCE COMMERCIAL PRODUCTS.

         Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our research has been focused on a limited number of mechanisms which have not been proven as a viable mechanism of drug action, such as DNA-binding. Although we have identified a compound that has met our criteria for advancement to preclinical status, our drug discovery programs have not produced a compound in which extensive preclinical development work has begun. Genelabs' product candidates, other than Prestara, are in an early stage of research. The goal of our research programs is to discover novel chemical compounds and develop them into drugs. All of our research projects may fail to produce commercial products.

         If Genelabs discovers compounds that have the potential to be drugs, public information about our research success may lead other companies with greater resources to focus more efforts in areas similar to ours. Genelabs has limited human and financial resources. Creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. Large pharmaceutical companies have access to the latest equipment and have many more personnel available to focus on solving particular research problems, including those that Genelabs is investigating. Therefore, even if our research programs are successful, we have a competitive disadvantage.

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

         We have incurred losses each year since our inception and have accumulated approximately $185 million in net losses through December 31, 2002, including a net loss of $16 million in 2002. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

                                 INDUSTRY RISKS

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT LEGAL AND FINANCIAL PENALTIES.

         Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and other highly flammable materials, some of which are pressurized, such as hydrogen. We use the following radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chromium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.

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

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products, such as Prestara for lupus, if approved, injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have clinical trial liability insurance, we may not be able to maintain this type of insurance for any of our clinical trials or in a sufficient amount. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

                                  MARKET RISKS

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

         The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2002 and December 31, 2002, the price of our common stock fluctuated between $0.63 and $3.55 per share. Between January 1, 2003 and March 28, 2003, the price of our common stock fluctuated between $1.12 and $1.88 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

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

BECAUSE WE MAY NOT CONTINUE TO QUALIFY FOR LISTING ON THE NASDAQ QUOTATION SYSTEM, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

         Currently our securities are traded on the Nasdaq National Market. The Nasdaq National Market has certain continued listing requirements, including a minimum trading price and requirements to maintain a minimum level of market capitalization and/or a minimum stockholder's equity balance. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on the Nasdaq National Market. If our stock is no longer traded on a national trading market, it may be more difficult for you to sell shares that you own, and the price of our stock may be negatively affected. This may have a negative effect on the price and liquidity of our stock.

ITEM 2.  PROPERTIES.

         We lease our principal research, clinical development and office facilities under an operating lease expiring in November 2006, and have an option to renew this lease for an additional four-year term following its expiration. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent averaging approximately $1,250,000. Genelabs believes that this facility is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate its operations.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of Genelabs are as follows:

                   NAME                        AGE                            POSITION
  ---------------------------------------    --------    --------------------------------------------------------
  Irene A. Chow, Ph.D.                         64        Chairman and Chief Executive Officer
  James A. D. Smith                            44        President
  Ronald C. Griffith, Ph.D.                    55        Vice President, Research
  Lynn M. Hughes                               47        Vice President, Human Resources and Corporate Services
  Heather Criss Keller                         37        Vice President, General Counsel and Secretary
  Matthew M. Loar                              40        Chief Financial Officer
  Kenneth E. Schwartz, M.D.                    55        Vice President, Medical Affairs
  Roy J. Wu                                    48        Vice President, Business Development

         Irene A. Chow, Ph.D., has been Chairman since April 1999 and has been Chief Executive Officer since January 2001. From 1995 through March 1999 she was President and Chief Executive Officer. Dr. Chow joined Genelabs as an officer and director in 1993. In addition to her duties at the Company, Dr. Chow is also the chairman of the board of Genovate Biotechnology Co., Ltd. (formerly Genelabs Biotechnology Co., Ltd.). Prior to joining Genelabs, Dr. Chow held several positions at Ciba-Geigy Corporation, most recently as Senior Vice President of Drug Development for the pharmaceuticals division. Prior to joining Ciba-Geigy, Dr. Chow served as an associate professor and assistant dean of Health Related Professions at Downstate Medical School, State University of New York. Dr. Chow holds a B.A. degree in Literature from National Taiwan University, and both an M.A. and a Ph.D. in Biostatistics from the University of California, Berkeley.

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

         Ronald C. Griffith, Ph.D., has been Vice President, Research since December 2001. Prior to joining Genelabs, Dr. Griffith was Vice President of Medicinal Chemistry with Isis Pharmaceuticals Corp. From February 2000 through May 2001 he was Vice President of Chemistry at X-Ceptor Therapeutics. Prior to that, Dr. Griffith was Director of Chemical Sciences at Tanabe Research Laboratories, USA from 1997 through 2000 and, from 1995 until he joined Tanabe, Dr. Griffith was Director of Chemistry with Astra Pharmaceuticals (acquired by AstraZeneca). Dr. Griffith was also Director of Chemistry at Fison Pharmaceuticals from 1988 to 1995 and Director of Medicinal Chemistry at Pennwalt Corporation from 1986 to 1988, joining Pennwalt in 1974. Dr. Griffith received his B.S. degree from Alfred University and his Ph.D. in Organic Chemistry from Syracuse University and was a post-doctoral fellow at California Institute of Technology.

         Lynn M. Hughes has been Vice President, Human Resources and Corporate Services since February 2000. From 1996 until joining Genelabs, Ms. Hughes was Director, Human Resources at COR Therapeutics, Inc. Prior to joining COR, she held Human Resources positions with Navigation Technologies, Sony Electronics and Silicon Graphics. Ms. Hughes holds P.H.R. and C.C.P. Human Resources certifications. She received her B.A. from the University of North Florida and her B.S. from the University of Pheonix.

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

         Kenneth E. Schwartz, M.D., has been Vice President, Medical Affairs since February 2002, prior to which he served as Senior Medical Director beginning in 1995. Prior to joining Genelabs, Dr. Schwartz held several positions with Syntex Research and was an Assistant Clinical Professor in Internal Medicine - Endocrinology and Metabolism at the University of California, San Francisco. Dr. Schwartz has also had a private medical practice at Alta Bates Hospital in Berkeley, California. Dr. Schwartz received his B.S. in Chemistry from University of California, Los Angeles and his M.D. from Stanford University.

         Roy J. Wu has been Vice President of Business Development since October 2001. From October 1997 to October 2001, he served as Vice President, Corporate Secretary and member of the board of directors of Kissei Pharma, USA. Prior to joining Kissei, Mr. Wu was Director of Business Development with Quintiles - BRI Inc. for approximately three years and was previously with Syntex for 16 years, in research and development and in business development. Mr. Wu received his B.S. in Biology from University of San Francisco and his M.B.A. in International Finance from University of San Francisco.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Common Stock of Genelabs began trading publicly on the Nasdaq Stock Market on June 13, 1991 under the symbol "GNLB." The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported by the Nasdaq Stock Market.

                                                             HIGH     LOW
   2002
   1st Quarter.............................................  2.69     1.75
   2nd Quarter.............................................  2.50     0.63
   3rd Quarter.............................................  3.55     1.07
   4th Quarter.............................................  2.24     1.07

   2001
   1st Quarter.............................................  8.84     4.00
   2nd Quarter.............................................  5.09     1.70
   3rd Quarter.............................................  2.68     1.26
   4th Quarter.............................................  2.48     1.65

         As of February 28, 2003, there were approximately 661 holders of record of Genelabs Common Stock.

         Genelabs has never declared or paid any cash dividends on its capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

         The following table represents certain information with respect to our equity compensation plans as of December 31, 2002.

                                                   EQUITY COMPENSATION PLAN INFORMATION
                                                                                                     NUMBER OF SECURITIES REMAINING
                                        NUMBER OF SECURITIES TO BE                                    AVAILABLE FOR FUTURE ISSUANCE
                                          ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE PRICE OF      UNDER EQUITY COMPENSATION
                                       OUTSTANDING OPTIONS, WARRANTS   OUTSTANDING OPTIONS, WARRANTS   PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                                   AND RIGHTS                       AND RIGHTS             REFLECTED IN COLUMN (A))
                                                    (a)                             (b)                            (c)
Equity compensation plans approved by
      security holders.................            5,410,000                          $ 3.25                      3,160,000
Equity compensation plans not approved
      by security holders..............               20,000                          $ 2.41                              -
                                              -----------------               -----------------                ---------------
      Total............................            5,430,000                          $ 3.25                      3,160,000
                                              -----------------               -----------------                ---------------


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial information has been derived from the audited consolidated financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

         The following table summarizes quarterly financial data (unaudited).


2002 QUARTER ENDED:                                        DECEMBER 31   SEPTEMBER 30      JUNE 30       MARCH 31
                                                           -----------   ------------      -------       --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Contract revenue                                             $ 849          $ 774          $ 991        $ 1,031
   Research and development expenses                            3,450          3,749          3,958          3,380
   General and administrative expenses                          1,294          1,301          1,568          1,366
   Loss from continuing operations                             (3,862)        (4,160)        (4,415)        (3,643)
   Net loss                                                    (3,860)        (4,291)        (4,232)        (3,567)
   Loss per share from continuing operations                    (0.07)         (0.08)         (0.09)         (0.07)
   Net loss per share                                           (0.07)         (0.08)         (0.08)         (0.07)

2001 QUARTER ENDED:                                        DECEMBER 31   SEPTEMBER 30      JUNE 30       MARCH 31
                                                           -----------   ------------      -------       --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Contract revenue                                           $ 1,062        $ 1,127        $ 1,076        $ 1,504
   Research and development expenses                            3,319          3,019          3,489          3,411
   General and administrative expenses                          1,660          1,537          1,733          1,534
   Loss from continuing operations                             (3,695)        (3,044)        (3,687)        (2,861)
   Net loss                                                    (3,408)        (3,044)        (3,687)        (2,861)
   Loss per share from continuing operations                    (0.07)         (0.06)         (0.07)         (0.06)
   Net loss per share                                           (0.07)         (0.06)         (0.07)         (0.06)


In the fourth quarter 2002, research and development expenses and general and administrative expenses decreased from the prior two quarters of 2002 primarily because Genelabs reversed a provision for accrued bonuses, as the Company was able to determine that payment would only be made contingent upon Genelabs' ability to secure additional financing, which, as of the filing date of this Annual Report on Form 10-K, has not been secured. The reversal of accrued bonuses covering all employees of Genelabs lowered research and development expenses by $642,000 and general and administrative expenses by $214,000 in the fourth quarter of 2002.

The selected financial data presented below summarize certain financial information from the consolidated financial statements.

                                                                               YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                             ----          ----          ----          ----          ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         --------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
   Contract revenue                                          $3,645        $4,769        $7,075        $8,017        $7,800
   Research and development expenses                         14,537        13,238        14,671        13,953        12,615
   General and administrative expenses                        5,529         6,464         5,626         4,704         4,349
   Loss from continuing operations                          (16,080)      (13,287)      (12,282)      (10,139)       (6,717)
   Net loss                                                 (15,950)      (13,000)      (12,282)      (12,821)       (6,605)

   Loss per share from continuing operations                  (0.31)        (0.27)        (0.28)        (0.25)        (0.17)
   Net loss per share                                         (0.31)        (0.26)        (0.28)        (0.32)        (0.17)


                                                                                    DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                             ----          ----          ----          ----          ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash, cash equivalents and short-term investments        $ 6,570       $19,000       $34,671        $8,099       $20,301
   Working capital                                            2,684        13,646        28,758         3,010        12,310
   Total assets                                               9,765        22,100        37,594        11,689        26,807
   Shareholders' equity                                       2,714        11,900        24,000         5,571        17,786



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under "Risk Factors" in Item 1 and elsewhere on this Annual Report on Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.

         Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara, its investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antimicrobial and antiviral compounds for treatment of infections that are not well treated with currently available drugs. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

         We have built drug discovery and clinical development capabilities that can support various research and development projects. We are concentrating our capabilities on three core programs:

      o  developing our late-stage product for lupus, Prestara(TM);

      o discovering follow-on compounds to our preclinical antifungal drug candidate; and

      o discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV.


CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting policies where estimates have been made which are important to understanding our financial condition and results of operations as presented in the financial statements.

REVENUE RECOGNITION. Revenue from non-refundable upfront license fees where we continue involvement through a collaboration or other obligation is recognized ratably over the development period. Deferred revenue at December 31, 2002 and at December 31, 2001, is from a single source, an up-front payment received in 2000 from Watson Pharmaceuticals, Inc., referred to as Watson, for our license to them of the North American marketing rights to Prestara. Genelabs' management considers the amortization period for the up-front payment from Watson a critical accounting estimate. The amortization period we use is based on our current estimate of the period we have significant obligations to Watson. In August 2002, the FDA issued an approvable letter to Genelabs for Prestara, citing issues to be addressed prior to approval, including, among other things, the successful completion of an additional clinical trial to confirm the positive effect of Prestara on bone mineral density previously observed in women with mild to moderate lupus while on low-dose glucocorticoids. Genelabs management believes that its significant obligations under the agreement with Watson extend to the submission of a complete response to the approvable letter to the FDA and the FDA reaching a final decision regarding approval of the NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. We do not directly control these time frames. Based on management's estimates, Genelabs currently believes it could take until December 2004 for an FDA decision on the NDA. Accordingly, during 2002, beginning in the third quarter, Genelabs extended the amortization period of the up-front payment received from Watson from a period ending March 31, 2004 to a period ending December 31, 2004. The estimated period for amortization has a noteworthy impact on the revenue recognized, and, in turn, the net loss reported in Genelabs' financial statements. For example, if a longer term were estimated Genelabs' revenue would be lower and the net loss would be higher. Conversely, if a shorter amortization term were estimated, Genelabs' revenue would be greater and the net loss lower. We have assessed the remaining term over which the up-front payment from Watson is being recognized into the statement of operations, and believe it is the most appropriate term based on the facts known to us as of the date of the filing of this Annual Report on Form 10-K. However, actions taken by the FDA, or other changes in circumstances, after the filing of this Annual Report on Form 10-K may either reduce or lengthen the remaining period over which Genelabs records the up-front revenue from Watson.

         DISCONTINUED OPERATIONS. We account for our diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd., referred to as GLD, as a discontinued operation because we plan to sell this business. Accounting treatment for discontinued operations involves segregation of the net assets and operating results of the discontinued operation for separate disclosure in the financial statements, rather than including the results within the other line-items of the financial statements. We have accounted for GLD as a discontinued operation since 1998, the year we adopted a plan to divest GLD. We have determined that GLD meets held-for-sale criteria of current accounting requirements as of December 31, 2002, and that discontinued operation accounting continues to apply. Judgments and estimates were used in reaching this conclusion. A different interpretation of current accounting literature that concluded discontinued operation accounting did not apply would have a significant impact on the financial statements, increasing revenues, operating expenses, assets and liabilities, although shareholder's equity and the net loss would remain the same.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

         INTRODUCTION. Genelabs' net loss was $16.0 million in 2002, an increase of $3.0 million from the $13.0 million net loss in 2001. This increase is primarily the result of lower contract revenue and interest income in 2002. A more detailed discussion of the changes in Genelabs' statement of operations follows.

         CONTRACT REVENUE. Contract revenues were $3.6 million in 2002, a decrease of $1.2 million from $4.8 million in contract revenues in 2001. In 2002, approximately 69% of revenue, or $2.5 million, was the recognition into income of a previously received up-front license payment from Watson. In 2002, this source of revenue decreased by $0.5 million from the $3.0 million recorded as revenue from Watson in 2001 due to the FDA's clarification in the August 2002 approvable letter of the period over which we have significant obligation to Watson. Based on management's estimates, Genelabs currently believes it could take until December 2004 for an FDA decision on the NDA. Accordingly, during 2002, beginning in the third quarter, Genelabs extended the amortization period of the up-front payment received from Watson from a period ending March 31, 2004 to a period ending December 31, 2004. This change reduced 2002 revenue by $0.5 million, as it was implemented beginning in the third quarter. Applied over a full year, it would reduce annual revenue by approximately $1.0 million, but does not impact the cash flow of Genelabs.

         Aside from the revenue recognized from Watson, none of our other sources of revenue for 2002 exceeded $0.6 million. Other sources of revenue include data analysis services performed for larger pharmaceutical companies, royalties and grants. Collectively, these other sources declined by $0.7 million in 2002 compared to 2001. One component of this decrease was the scheduled expiration of Genelabs' Defense Advanced Research Projects Agency (DARPA) grant at the end of January 2001, resulting in a decrease in contract revenue of $0.4 million in 2002 compared to 2001. In addition, revenues from data analysis services performed for pharmaceutical companies also decreased by $0.4 million. Partially offsetting these decreases, in 2002 Genelabs recognized $0.1 million in revenue from the license of DNA amplification technologies to a leading genetic analysis tool company.

         OPERATING EXPENSES. Operating expenses were $20.1 million in 2002, an increase of $0.4 million from the $19.7 million in operating expenses in 2001. All operating expenses are related to Genelabs' business of discovering and developing pharmaceutical products. In 2002, $14.5 million of operating expenses were in research and development, compared to $13.2 million in 2000, an increase of $1.3 million for 2002 as compared to 2001. Costs related to Prestara were approximately $0.5 million higher in 2002 due to our frequent meetings with the FDA and initiation of a confirmatory Phase III clinical trial for Prestara for lupus. Costs for Genelabs' drug discovery efforts increased by $0.8 million in 2002 compared to 2001, as we built additional discovery research capabilities in chemistry and pharmacokinetics while initiating a new project directed towards discovery of a new treatment for infection with the hepatitis C virus.

         The Prestara and drug discovery projects are both ongoing. In 2003 we plan to incur a higher level of costs for Prestara as we conduct a Phase III clinical study evaluating the ability of Prestara to prevent bone loss in lupus patients on glucocorticoids. In 2003 we plan to continue our drug discovery efforts, but also plan to incur lower drug discovery costs due to reductions in personnel early in 2003. While we have maintained our core research capabilities, our cost containment efforts will constrain our ability to undertake additional discovery projects while we continue our antifungal and HCV programs. Costs beyond the year 2003 will depend on many factors, including the outcome of our bone density clinical trial, decisions made by the U.S Food and Drug Administration, the outcome of scientific experiments and funding available to the Company.

         In 2002, $5.5 million in operating expenses were general and administrative expenses, compared to $6.5 million in 2001, a decrease of $1.0 million. Lower general and administrative costs were incurred in 2002 compared to 2001 as a result of the resolution of a legal matter in 2001 and cost savings measures implemented in substantially all administrative areas. Future general and administrative expenses will vary depending upon our execution of our business plans.

         NONOPERATING EXPENSES. Interest income was $0.3 million in 2002, a decrease of $1.3 million from 2001. The decrease in interest income was due to lower interest rates and lower average cash and short-term investment balances during 2002 than during 2001.

         In 2002, we recorded $0.1 million in income from the discontinued operations of Genelabs Diagnostics Pte. Ltd., a decrease from $0.3 million in income for 2001 largely due to lower sales of diagnostics products.

YEARS ENDED DECEMBER 31, 2001 AND 2000

         INTRODUCTION. Genelabs' net loss was $13.0 million in 2001, an increase of $0.7 million from the $12.3 million net loss in 2000. This increase is primarily the result of lower contract revenue in 2001 and higher general and administrative costs, partially offset by higher interest income and lower Prestara development costs. A more detailed discussion of the changes in Genelabs' statement of operations follows.

         CONTRACT REVENUE. Contract revenues were $4.8 million in 2001, a decrease of $2.3 million from $7.1 million in contract revenues in 2000. In 2001, approximately 63% of revenue, or $3.0 million, was the recognition into income of a previously received up-front license payment from Watson. In 2001, this source of revenue increased by $2.6 million over the $0.4 million recorded as revenue from Watson in 2000, because the agreements with Watson were signed in late 2000 and a full year of the up-front payment amortization was recognized in 2001 but not in 2000. In 2001 and 2000, this up-front license fee from Watson was deferred and recognized as revenue on a straight-line basis through March 31, 2004.

         Aside from the revenue recognized from Watson, none of our other sources of revenue for 2001 exceeded $1.0 million. Other sources of revenue include data analysis services performed for larger pharmaceutical companies, royalties and grants. Revenues in 2001 from Genelabs' Defense Advanced Research Projects Agency (DARPA) grant were $0.4 million, compared to $5.0 million in 2000, a decrease of $4.6 million in 2001 due to the grant's scheduled expiration in early 2001. None of the other revenue changes for 2001 compared to 2000 were material.

         OPERATING EXPENSES. Operating expenses were $19.7 million in 2001, a decrease of $0.6 million from the $20.3 million in operating expenses in 2000. All operating expenses are related to Genelabs' business of discovering and developing pharmaceutical products. In 2001, $13.2 million of operating expenses were in research and development, compared to $14.7 million in 2000, a decrease of $1.5 million for 2001 as compared to 2000. Costs related to Prestara were approximately $1.2 million lower in 2001 due to completion in 2000 of certain externally conducted toxicology studies and our purchase in 2000 of bulk drug supply in preparation for manufacturing validation of commercial product lots. Partially offsetting these 2001 decreases in Prestara costs were higher costs incurred in 2001 for external medical consultants as we prepared for and participated in various meetings with the FDA. Costs for Genelabs' drug discovery efforts decreased $0.2 million in 2001 compared to 2000, as marginal cost reductions related to the scheduled expiration of Genelabs' grant from DARPA in early 2001 were largely offset with increased expenditures related to Genelabs' own drug discovery efforts.

         In 2001, $6.5 million in operating expenses were general and administrative expenses, compared to $5.6 million in 2000, an increase of $0.9 million. Higher general and administrative costs were incurred in 2001 compared to 2000 as we incurred costs preparing for the potential commercial introduction of Prestara and resolved a legal matter. Future general and administrative expenses will vary depending upon our execution of our business plans.

         NONOPERATING EXPENSES. Interest income was $1.6 million in 2001, an increase of $1.0 million from 2000. The increase in interest income was due to higher average cash and short-term investment balances during 2001 than during 2000.

         In 2001, we recorded $0.3 million in income from the discontinued operations of Genelabs Diagnostics Pte. Ltd., referred to as GLD. This amount reflects the net income of this subsidiary after it settled an HIV-2 patent infringement suit that was brought in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

         Genelabs had cash, cash equivalents and short-term investment balances totaling $6.6 million at December 31, 2002. During 2002, our cash and short-term investments balance decreased by $12.4 million, largely due to $18.1 million cash used in operations and partially offset by proceeds of $6.4 million raised in a common stock offering. The cash used in operations funded our development of Prestara for lupus, the continued research on antimicrobial compounds discovered in our DNA-targeted drug discovery program and the initiation of a new research project directed towards the discovery of a new treatment for hepatitis C virus infection.

         The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company is aggressively seeking funding in order to satisfy its projected cash needs for at least the next twelve months. The Company is aggressively seeking funding in order to satisfy its projected cash needs for at least the next twelve months. The Company is pursuing the close of the sale of its diagnostics operation and also renegotiating the terms of a key collaboration, which, if completed, the company expects would provide additional cash resources to the Company. The Company may be unable to complete either of these transactions as currently contemplated or at all. While these are in process, our board of directors has approved, and we are implementing a plan to furlough a majority of our employees in order to conserve short-term resources. Under the furlough program, Genelabs expects that it will have sufficient resources to meet its operational needs through the end of May 2003. The Company is also evaluating the sale of non-core assets and exploring potential partnerships as additional ways to fund operations. However, the Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, in addition to the furlough program, the Company will be required to scale back its research and development programs, preclinical studies and clinical trials, and selling, general, and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

      o our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

      o our ability to successfully complete an equity financing would be negatively impacted if we should become unable to meet Nasdaq's listing requirements;

      o our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the EMEA's review of our MAA is unlikely to result in approval of our application; and

      o our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

         Longer-term, if we succeed in securing sufficient capital to allow us to complete the clinical trial for Prestara, Genelabs' liquidity and capital resources will potentially be materially impacted by FDA actions with respect to our NDA for Prestara. If Prestara is approved for marketing in the U.S., Genelabs may receive a one-time milestone payment of up to $45 million from Watson. Receipt of a milestone payment from Watson would materially improve Genelabs liquidity and capital resources. However, Genelabs believes that the most important impact of the Watson collaboration for Genelabs' long-term liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch.

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

         OTHER CONTRACTUAL ARRANGEMENTS. Genelabs' principal research, clinical development and office facilities are leased from third-parties under operating leases. As such, Genelabs expenses its facility rental costs as those costs are incurred over the term of the lease. Other than the facility operating leases and a loan on a single piece of laboratory equipment, Genelabs does not have any off-balance sheet arrangements. There are no contractual financial obligations that extend beyond the next five years, although we have an option to extend our current operating lease for a four-year period beyond its current expiration in November 2006. Our contractual obligations for the next five years are as follows:

                          LESS THAN     ONE TO THREE     THREE TO
                           ONE YEAR         YEARS       FIVE YEARS        TOTAL
                                          (IN THOUSANDS)

   Operating leases        $ 1,233        $ 2,577        $ 1,231        $ 5,041
   Equipment loans             104            174              -            278
   Total                   $ 1,337        $ 2,751        $ 1,231        $ 5,319



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Genelabs' exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments. We consider the risk minimal as each security in our portfolio of short-term investments matures in less than two years, to date we have not used derivative instruments, and we have placed our investments with high quality debt issuers. As of December 31, 2002, the overall average maturity of Genelabs' short-term investment portfolio was less than six months, leaving little exposure to changes in interest rates.

         Genelabs' exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company's investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which is accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption "Long-term investments." Genelabs may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. Because the book value of Genelabs' ownership percentage of Genovate is greater than our carrying cost, we currently do not believe that any foreign currency exchange rate changes would impact the value of this investment as reported in the financial statements unless the value of a Taiwan dollar depreciates by greater than 60% compared to the U.S. dollar, which, depending on other circumstances, might require Genelabs to record a non-cash charge to write-down the long-term investment.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information concerning the Company's directors required by Item 10 is incorporated herein by reference to the section entitled "Proposal No. 1 - Election of Directors " of the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement"). The information concerning the Company's executive officers required by Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K. The information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled "Compliance With
Section 16(a) of the Exchange Act."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled "Executive Compensation and Other Information" and "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated herein by reference to the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated herein by reference to the section of the Proxy Statement entitled "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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


EXHIBIT NO.                             EXHIBIT TITLE

    3.01 Registrant's Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

    3.02 Registrant's Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

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

   10.02 Registrant's 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.03 Registrant's 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.07 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K")).

   10.04 Registrant's Amended 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit
             10.06 to the 2000 Form 10-K). 10.05

             Registrant's 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.08 of the 2001 Form 10-K).

   10.06 Form of Registrant's Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).

   10.07 Industrial Net Lease Agreement by and between Registrant and Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit 10.06 to the Form S-1).

   10.08 Amendment to Lease by and between Registrant and Metropolitan Life Insurance Company, successor to Lincoln Property Company N.C., dated as of September 25, 2002 (incorporated herein by reference to Exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q")).

   10.09 Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))*.

   10.10 License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K)*.

   10.11 Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")*.

   10.12 Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K)*.

   10.13 Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K)*.

   10.14 Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit
             10.17 of the 2001 Form 10-K).

   10.15 Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).

   10.16 Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to the Third Quarter 2002 Form 10-Q)*.

   21.01     List of Subsidiaries.

   23.01     Consent of Ernst & Young LLP, Independent Auditors.

   99.01 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.02 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

      * Confidential treatment has been granted with respect to certain portions of this document.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GENELABS TECHNOLOGIES, INC.

April 15, 2003                    By:  /s/ IRENE A. CHOW
                                       -------------------------------------
                                       Irene A. Chow
                                       Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Irene A. Chow and James A. D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



PRINCIPAL EXECUTIVE OFFICER:


   /s/ Irene A. Chow             Chairman and Chief               April 15, 2003
------------------------           Executive Officer
    Irene A. Chow


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  /s/ Matthew M. Loar            Chief Financial Officer          April 15, 2003
-----------------------
    Matthew M. Loar


 ADDITIONAL DIRECTORS:


  /s/ J. RICHARD CROUT
------------------------                                          April 15, 2003
    J. Richard Crout

/s/ THOMAS E. DEWEY, JR.
------------------------                                          April 15, 2003
  Thomas E. Dewey, Jr.

  /s/ ARTHUR GRAY, JR.
------------------------                                          April 15, 2003
    Arthur Gray, Jr.


    /s/ H. H. HAIGHT
------------------------                                          April 15, 2003
      H. H. Haight

    /s/ ALAN Y. KWAN
------------------------                                          April 15, 2003
      Alan Y. Kwan

   /s/ JAMES A. D. SMITH
-------------------------        President & Director             April 15, 2003
  James A. D. Smith


   /s/ NINA K. WANG
-------------------------                                         April 15, 2003
     Nina K. Wang

                                 CERTIFICATION

I, Irene A. Chow, certify that:
        1. I have reviewed this annual report on Form 10-K of Genelabs Technologies, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003
                                        /s/  IRENE A. CHOW
                                        -----------------------------------
                                        Irene A. Chow
                                        Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Matthew M. Loar, certify that:

        1. I have reviewed this annual report on Form 10-K of Genelabs Technologies, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

                                    /s/  MATTHEW M. LOAR
                                    ------------------------------------
                                    Matthew M. Loar
                                    Chief Financial Officer

EXHIBIT NO.                          INDEX OF EXHIBITS

    3.01 Registrant's Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2001).

    3.02 Registrant's Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

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

   10.02 Registrant's 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.03 Registrant's 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.07 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K")).

   10.04 Registrant's Amended 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit
             10.06 to the 2000 Form 10-K).

   10.05 Registrant's 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.08 of the 2001 Form 10-K).

   10.06 Form of Registrant's Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to the Form S-1).

   10.07 Industrial Net Lease Agreement by and between Registrant and Lincoln Property Company N.C., Inc. dated July 29, 1986, as amended to date (incorporated herein by reference to Exhibit 10.06 to the Form S-1).

   10.08 Amendment to Lease by and between Registrant and Metropolitan Life Insurance Company, successor to Lincoln Property Company N.C., dated as of September 25, 2002 (incorporated herein by reference to Exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q")).

   10.09 Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))*.

   10.10 License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K)*.

   10.11 Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")*.

   10.12 Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K)*.

   10.13 Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K)*.

   10.14 Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit
             10.17 of the 2001 Form 10-K).

   10.15 Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).

   10.16 Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to the Third Quarter 2002 Form 10-Q)*.

   21.01     List of Subsidiaries.

   23.01     Consent of Ernst & Young LLP, Independent Auditors.

   99.01 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.02 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

       * Confidential treatment has been granted with respect to certain portions of this document.