Form 10-Q
period 2003-05-15
GENELABS TECHNOLOGIES INC /CA
filed 2003-05-15
CIK 874443

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


   ----      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  | X |      Exchange Act of 1934 for the quarterly period ended March 31, 2003.
   ----

                                      or

   ----      Transition report pursuant to Section 13 or 15(d) of the
  |    |     Securities Exchange Act of 1934 for the transition period
   ----      from _________ to _________.



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

There were 61,493,104 shares of the Registrant's Common Stock issued and outstanding on May 2, 2003.


================================================================================

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

   o estimates relating to our cash resources and our ability to obtain additional funding for our business plans;

   o our ability to complete the divestment of our diagnostics business or to successfully renegotiate the terms of a collaboration on a timely basis, if at all;

   o estimates relating to the timing and completion of our pending clinical trials;

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

         All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ, except as required by the Exchange Act.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                                           GENELABS TECHNOLOGIES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)

                                                                         March 31,                December 31,
                                                                           2003                       2002
                                                                     ------------------        -------------------
                                                                        (Unaudited)
                                                     ASSETS
Current assets:
      Cash, cash equivalents and short-term investments:
        Cash and cash equivalents                                       $  1,664                  $   3,035
        Short-term investments                                                 -                      3,535
                                                                     ------------------        -------------------
      Total cash, cash equivalents and short-term investments              1,664                      6,570
      Net assets of diagnostics subsidiary held for sale                     417                        417
      Other current assets                                                   452                        512
                                                                     ------------------        -------------------
Total current assets                                                       2,533                      7,499
Property and equipment, net                                                1,220                      1,306
Long-term investments                                                        960                        960
                                                                     ------------------        -------------------
                                                                        $  4,713                  $   9,765
                                                                     ==================        ===================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and other accrued liabilities                    $  1,468                  $   1,853
      Accrued compensation and related expenses                            1,072                        912
      Unearned contract revenue                                            2,050                      2,050
                                                                     ------------------        -------------------
Total current liabilities                                                  4,590                      4,815

Accrued compensation                                                          71                        186
Unearned contract revenue                                                  1,538                      2,050
                                                                     ------------------        -------------------
Total liabilities                                                          6,199                      7,051
                                                                     ------------------        -------------------
Shareholders' equity/(deficit):
      Common stock                                                       187,264                    187,264
      Accumulated deficit                                               (188,750)                  (184,550)
                                                                     ------------------        -------------------
Total shareholders' equity/(deficit)                                      (1,486)                     2,714
                                                                     ------------------        -------------------
                                                                        $  4,713                  $   9,765
                                                                     ==================        ===================


                                  See notes to condensed consolidated financial statements.


                                        GENELABS TECHNOLOGIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                                (Unaudited)


                                                                        For the three months ended
                                                                                March 31,
                                                               ---------------------------------------------
                                                                      2003                      2002
                                                               -------------------       -------------------

Contract revenue                                                     $       727               $     1,031
                                                               -------------------       -------------------

Operating expenses:
         Research and development                                          3,557                     3,380
         General and administrative                                        1,391                     1,366
                                                               -------------------       -------------------
              Total operating expenses                                     4,948                     4,746
                                                               -------------------       -------------------

Operating loss                                                            (4,221)                   (3,715)
Interest income, net                                                          21                        72
                                                               -------------------       -------------------
Loss from continuing operations                                           (4,200)                   (3,643)

Income from discontinued operations of diagnostics subsidiary                  -                        76
                                                               -------------------       -------------------

Net loss                                                              $   (4,200)              $    (3,567)
                                                               ===================       ===================

Loss per share from continuing operations                             $    (0.08)              $     (0.07)
                                                               ===================       ===================

Net loss per share                                                    $    (0.08)              $     (0.07)
                                                               ===================       ===================

 Weighted average shares outstanding                                      53,393                    49,848
                                                               ===================       ===================




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

                                                                                 For the three months ended
                                                                                          March 31,
                                                                           ----------------------------------------
                                                                                2003                    2002
                                                                           ---------------        -----------------
Cash flows from operating activities:
        Net loss                                                               $  (4,200)               $  (3,567)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization expense                                  135                     185
              Income from discontinued operations of diagnostics
                   subsidiary                                                          -                     (76)
        Changes in assets and liabilities:
              Other current assets                                                    60                      95
              Accounts payable, accrued liabilities, accrued
                compensation and long-term obligations                              (340)                   (527)
              Unearned contract revenue                                             (512)                   (750)
                                                                           ---------------        -----------------
        Net cash used in operating activities                                     (4,857)                 (4,640)
                                                                           ---------------        -----------------
Cash flows from investing activities:
        Proceeds from sales and maturities of short-term investments               3,535                      488
        Purchases of short-term investments                                            -                     (152)
        Capital expenditures                                                         (49)                    (136)
                                                                           ---------------        -----------------
        Net cash provided by investing activities                                  3,486                      200
                                                                           ---------------        -----------------
Cash flows from financing activities:
        Proceeds from issuance of common stock, net                                    -                        9
                                                                           ---------------        -----------------
Net decrease in cash and cash equivalents                                         (1,371)                  (4,431)
Cash and cash equivalents, beginning of the period                                 3,035                    8,626
                                                                           ---------------        -----------------
Cash and cash equivalents, end of the period                                   $   1,664                $   4,195
                                                                           ===============        =================



                                       See notes to condensed consolidated financial statements.

                          GENELABS TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (all amounts in thousands, except per share data)
                                  (Unaudited)
                                March 31, 2003

1.       Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Genelabs accounts for its diagnostics operation, Genelabs Diagnostics Pte. Ltd. (GLD), as a discontinued operation.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

         Genelabs is a biopharmaceutical company focused on discovery and development of novel pharmaceutical products to improve human health. We have built drug discovery and clinical development capabilities that can support various research and development projects. We are currently concentrating our capabilities on three core programs: developing a late-stage product for lupus, discovering novel antimicrobial lead compounds, and discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus.

         These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       Comprehensive Loss

         During the three months ended March 31, 2003 and 2002, the Company's comprehensive loss amounted to $4,200 and $3,567, respectively.

3.       Stock-Based Compensation

         The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee stock-based compensation using the fair-value method:

                                                                    2003                 2002
                                                               ----------------     ----------------
        Net loss as reported                                        $ (4,200)            $ (3,567)
        Stock-based employee compensation cost:
            Included in net loss as reported                                -                    -
           Amount that would have been included in
             net loss if we had accounted for all stock-
             based employee compensation at its
             theoretical (Black-Scholes) fair value                     (461)                (665)
                                                               ----------------     ----------------
        Pro forma net loss as if the fair value method
              had been applied to all awards                        $ (4,661)            $ (4,232)
                                                               ================     ================

        Net loss per share as reported                               $ (0.08)             $ (0.07)
        Stock-based employee compensation cost:
            Included in net loss per share as reported                     -                    -
           Amount that would have been included in
             net loss per share if we had accounted for
             all stock-based employee compensation at
             its theoretical (Black-Scholes) fair value                (0.01)               (0.01)
                                                               ----------------     ----------------
        Pro forma net loss per share as if the fair
              value method had been applied to all
              awards                                                 $ (0.09)             $ (0.08)
                                                               ================     ================

4.       Restructuring Charges

In February 2003, Genelabs reduced its workforce by approximately 20%, or 20 employees. The workforce reductions occurred in the drug discovery research and general and administrative areas. Genelabs did not make any reductions to its drug development staff working on its investigational drug Prestara(tm) for systemic lupus erythematosus. Termination and other costs associated with the reduction in workforce totaled $0.3 million, of which $0.1 million was accrued and unpaid at March 31, 2003.

5.       Subsequent Events

         On May 2, 2003, Genelabs completed the sale of 8.1 million shares of its common stock at a price of $1.00 per share for gross proceeds of $8.1 million. In connection with the sale, Genelabs also issued warrants to purchase an additional 2.43 million shares of Genelabs common stock at an exercise price of $1.50 per share. Net proceeds from the placement are estimated to be approximately $7.3 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara(TM), its investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antimicrobial and antiviral compounds for treatment of infections that are not well treated with currently available drugs. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

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

         At May 15, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $6.5 million. Genelabs estimates that its current cash resources, including the resources from the private placement, are adequate to provide liquidity only through September 2003. Accordingly, Genelabs' auditors have included a going concern qualification in their opinion in the Genelabs Annual Report on Form 10-K for 2002, because there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not currently have sufficient committed capital to meet its projected operating needs for at least the next twelve months. In the event that Genelabs is unable to raise additional funds, Genelabs may be required to commence bankruptcy or similar proceedings, which could result in no value to the holders of the Genelabs common stock. Alternatively, Genelabs may be required to license or sell is rights in Prestara(TM) in a manner that could be adverse to Genelabs and its stockholders.

Results of Operations - First Quarter 2003 compared to First Quarter 2002
-------------------------------------------------------------------------

         Genelabs' net loss was $4.2 million for the three months ended March 31, 2003 compared to a net loss of $3.6 million for the same period in 2002.

          The Company recorded contract revenues of $0.7 million in the first quarter of 2003, $0.5 million of which represents the recognition into income of a previously received up-front license payment from Watson Pharmaceuticals, Inc. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs' management estimates that it has significant obligations to Watson, which extends to the submission of a complete response to the approvable letter from the U.S. Food and Drug Administration, or FDA, and the FDA reaching a final decision regarding approval of the New Drug Application, or NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. Based on management's estimates, Genelabs currently believes it could take until December 2004 for an FDA decision on the NDA. Therefore, the up-front payment from Watson is being amortized into revenue on a straight line-basis through December 2004.

         The contract revenues of $0.7 million in the first quarter 2003 compares to $1.0 million for the first quarter of 2002. The decrease in contract revenue in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to our lengthening the amortization period for the up-front payment received from Watson from a period ending March 2004 to a period ending December 2004 upon the FDA's clarification of issues in the approvable letter we received in August 2002. The lengthening of the amortization period began in the third quarter 2002, and reduced contract revenue by $0.2 million in the first quarter of 2003 compared to the first quarter of 2002.

         Operating expenses were $4.9 million in the first quarter of 2003 compared to $4.7 million in the first quarter of 2002. Research and development expenses represented 72% of operating expenses in the 2003 period compared to 71% of operating expenses for the same period in 2002. Research and development expenses were $3.6 million for the three months ended March 31, 2003 compared to $3.4 million for the three months ended March 31, 2002. Costs increased for the development of Prestara as an investigational drug for lupus because Genelabs initiated and began enrolling patients in a confirmatory Phase III clinical trial. General and administrative expenses were $1.4 million in both the first quarter of 2003 and the first quarter of 2002.

         During the first quarter of 2003 Genelabs reduced its workforce by approximately 20%, or 20 employees. The workforce reductions occurred in the drug discovery research and general and administrative areas. Termination and other costs associated with the reduction in workforce and recorded in the first quarter of 2003 totaled $0.3 million.

Liquidity and Capital Resources
-------------------------------

     On May 15, 2003, after giving effect to a private placement completed on May 2, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $6.5 million. At March 31, 2003, the Company had cash, cash equivalents and short-term investment balances totaling $1.7 million compared to $6.6 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments during the first quarter was primarily attributable to $4.9 million cash used in operations. The cash used in operations funded our development of Prestara for lupus, the continued work on our hepatitis C virus drug discovery program, and work towards the discovery of follow-on compounds to our antifungal preclinical drug candidate. On April 15, 2003, Genelabs had $1.0 million in cash and short-term investments. Due to the low level of cash, in order to conserve short-term cash resources, from April 21, 2003 through May 2, 2003, Genelabs furloughed a majority of its employees. This furlough program ended when Genelabs closed the private placement noted above on May 2, 2003, selling 8.1 million shares of its common stock and warrants to purchase an additional 2.43 million shares of common stock for gross proceeds of $8.1 million. Net proceeds from the placement are estimated to be approximately $7.3 million, which management expects to fund its operations to the end of September 2003.

     The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The Company is aggressively seeking funding in order to satisfy its projected cash needs. The Company is pursuing the close of the sale of its diagnostics operation and also renegotiating the terms of a key collaboration, which, if completed, the company expects would provide additional cash resources to the Company. The Company may be unable to complete either of these transactions as currently contemplated or at all. Genelabs is also evaluating the sale of non-core assets and exploring potential partnerships as additional ways to fund operations. However, the Company will continue to rely on outside sources of financing to meet its capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, Genelabs will be required to scale back its research and development programs, preclinical studies and clinical trials, and general, and administrative activities and may not be able to continue in business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

   o our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

   o our ability to successfully complete an additional equity financing will be more difficult over the next six months due to potential integration issues with the May 2, 2003 sale of common stock and warrants, and will be further impacted should we become unable to meet Nasdaq's listing requirements;

   o our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the European Agency for the Evaluation of Medicinal Products, or EMEA, review of our Marketing Authorization Application, or MAA, is unlikely to result in approval of our application; and

   o our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

         Longer-term, if we succeed in securing sufficient capital to allow us to complete the clinical trial for Prestara, Genelabs' liquidity and capital resources will potentially be materially impacted by FDA actions with respect to our NDA for Prestara. If Prestara is approved for marketing in the U.S., Genelabs may receive a one-time milestone payment of up to $45 million from Watson. Receipt of a milestone payment from Watson would materially improve Genelabs' liquidity and capital resources. However, Genelabs believes that the most important impact of the Watson collaboration for Genelabs' long-term liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch.

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

Business Risks
--------------

         The following section summarizes business risks which management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but the following risks should be considered, in addition to other information that is included in our Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

RISKS RELATED TO GENELABS

IF WE CANNOT OBTAIN ADDITIONAL FUNDS, WE WILL NOT BE ABLE TO CARRY OUT OUR BUSINESS PLANS.

         At May 15, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $6.5 million. Genelabs estimates that its current cash resources, including the resources from the private placement, are adequate to provide liquidity only through September 2003. Accordingly, Genelabs' auditors have included a going concern qualification in their opinion in the Genelabs Annual Report on Form 10-K for 2002, because there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not currently have sufficient committed capital to meet its projected operating needs for at least the next twelve months. In the event that Genelabs is unable to raise additional funds, Genelabs may be required to commence bankruptcy or similar proceedings, which could result in no value to the holders of the Genelabs common stock. Alternatively, Genelabs may be required to license or sell is rights in Prestara(TM) in a manner that could be adverse to Genelabs and its stockholders.

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

   o our ability to successfully complete an additional equity financing will be more difficult over the next six months due to potential integration issues with the May 2, 2003 sale of common stock and warrants, and will be further impacted should we become unable to meet Nasdaq's listing requirements;

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

         Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Prestara, also referred to as GL701, Aslera(TM) and Anastar(TM), for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the musculoskeletal and nervous systems, lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

         Before our North American partner Watson Pharmaceuticals, Inc. can market Prestara in the United States, the FDA must approve the Prestara New Drug Application, or NDA, submitted by Genelabs. In 2000, we submitted the NDA for Prestara to the FDA and in 2002 received an approvable letter which, among other things, requires us to conduct an additional clinical trial to confirm the positive effect of Prestara we previously noted on the bone mineral density of women with lupus who are receiving treatment with glucocorticoids. Genelabs' business plans depend on FDA approval of Prestara in the United States, and if the clinical trial currently underway does not confirm our previous findings or if significant and new safety issues emerge, the FDA will not approve our new drug application in a timely manner, if at all, and our business would suffer because 1) we would not be entitled to a milestone payment from Watson and 2) royalties we are entitled to receive from Prestara sales in the United States are our most significant near-term source of potential revenue. Our enrollment targets are subject to change from time to time and may be adversely affected by our limited resources.

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

         If the regulatory agencies determine that Prestara can only be approved with significant additional requirements and we determine that it is not feasible for us to satisfy one or more of the requirements requested, we could be forced to abandon the development of Prestara. We cannot predict whether the regulatory agencies will require the submission of additional data in order to approve our applications, what these requirements may be, whether we will be successful in responding to requests from these agencies for additional requirements or whether there will be additional substantial obstacles to, or delays in, our development of Prestara for lupus.

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

         The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. A number of patents have issued covering Genelabs' drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.

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

WE HAVE INCURRED LOSSES EACH YEAR SINCE OUR INCEPTION AND MAY NOT BE PROFITABLE IN THE NEAR FUTURE OR AT ALL.

         We have incurred losses each year since our inception and have accumulated approximately $189 million in net losses through March 31, 2003, including a net loss of $4.2 million in the first quarter of 2003 and $16 million in the year ended December 31, 2002. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

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

MARKET RISKS

BECAUSE OUR STOCK IS VOLATILE, THE VALUE OF YOUR INVESTMENT IN GENELABS MAY SUBSTANTIALLY DECREASE.

         The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2002 and December 31, 2002, the price of our common stock fluctuated between $0.63 and $3.55 per share. Between January 1, 2003 and May 15, 2003, the price of our common stock fluctuated between $1.12 and $1.88 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price.

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

         Genelabs may be unable to meet the requirements of the Nasdaq National Market System in the future. To maintain its listing on the Nasdaq National Market, Genelabs is required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million, as well as to maintain a bid price of at least $1.00 per share of common stock. If Genelabs is unable to meet these requirements, it may be delisted from the National Market System. If delisted from the Nasdaq National Market, Genelabs might apply for listing on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market, however, also has listing requirements, which Genelabs may fail to meet for initial listing or with which Genelabs may fail to maintain compliance. Delisting from the National Market System could adversely affect the trading price of our common stock, and delisting from the Nasdaq SmallCap Market would significantly limit the liquidity of our common stock and would adversely affect its trading price.

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

Item 4.   Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on this evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

         (c) Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

         On May 5, 2003, we filed a Current Report on Form 8-K attaching a press release and a Securities Purchase Agreement for a private placement of common stock and warrants to purchase common stock.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENELABS TECHNOLOGIES, INC.
                                    (Registrant)

                                    Principal Executive Officer:

                                    /s/  IRENE A. CHOW
Date: May 15, 2003                  ____________________________________
                                    Irene A. Chow
                                    Chairman and Chief Executive Officer


                                    Principal Financial and Accounting Officer:

                                    /s/  MATTHEW M. LOAR
Date: May 15, 2003                  ____________________________________
                                    Matthew M. Loar
                                    Chief Financial Officer

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

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                      /s/ IRENE A. CHOW
                                      _____________________________
                                      Irene A. Chow
                                      Chairman and Chief Executive Officer

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

                 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                                /s/  MATTHEW M. LOAR
                                                ______________________________
                                                Matthew M. Loar
                                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                                    Description
-----------     ----------------------------------------------------------------
   99.1         Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

   99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

                                                                  Exhibit 99.1

                       Certification of CEO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

         In connection with the Quarterly Report of Genelabs Technologies, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Irene A. Chow, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of her knowledge, that:

            (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


              /s/  IRENE A. CHOW
             _____________________________
             Irene A. Chow
             Chairman and Chief Executive Officer
             May 15, 2003


         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act") and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 99.2

                       Certification of CFO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

         In connection with the Quarterly Report of Genelabs Technologies, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Matthew M. Loar, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

            (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


              /s/  MATTHEW M. LOAR
             ______________________________
             Matthew M. Loar
             Chief Financial Officer
             May 15, 2003


         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act") and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.