Form 10-Q
period 2003-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2003-08-13
CIK 874443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3010150
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 369-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were 63,337,318 shares of the Registrant’s Common Stock issued and outstanding on August 8, 2003.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements including, but not limited to, Genelabs’ estimates with respect to its cash resources and related matters. We may identify these statements by the use of words such as believe, expect, anticipate, intend, potential, strategy, plan, and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of different factors, including those described under the caption “Risk Factors” and elsewhere in this Form 10-Q. These forward-looking statements include, among others, statements regarding:

•	estimates relating to our cash resources and our ability to obtain additional funding for our business plans;

•	our ability to complete the divestment of our diagnostics business on a timely basis, if at all;

•	estimates relating to the timing and completion of our pending clinical trials;

•	the results of our confirmatory clinical trial of Prestara™;

•	potential FDA actions with respect to our NDA for Prestara, including whether or not the Prestara NDA ultimately will receive marketing approval;

•	if the NDA for Prestara is ultimately approved, our plans and ability to successfully commercialize Prestara for systemic lupus erythematosus;

•	our ability to secure European and Japanese partners for Prestara;

•	our ability to obtain approval of Prestara in Europe;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development.

All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ, except as required by the Securities Act.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$4,753	$3,035
Short-term investments	–	3,535

Total cash, cash equivalents and short-term investments	4,753	6,570
Net assets of diagnostics subsidiary held for sale	411	417
Other current assets	352	512

Total current assets	5,516	7,499
Property and equipment, net	1,095	1,306
Long-term investments	960	960

	$7,571	$9,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,539	$1,853
Accrued compensation and related expenses	1,209	912
Unearned contract revenue	2,050	2,050

Total current liabilities	4,798	4,815
Accrued compensation	71	186
Unearned contract revenue	1,025	2,050

Total liabilities	5,894	7,051

Shareholders’ equity:
Common stock	194,707	187,264
Accumulated deficit	(193,030)	(184,550)

Total shareholders’ equity	1,677	2,714

	$7,571	$9,765

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Contract revenue	$776	$991	$1,503	$2,022

Operating expenses:
Research and development	3,771	3,958	7,328	7,338
General and administrative	1,489	1,568	2,880	2,934

Total operating expenses	5,260	5,526	10,208	10,272

Operating loss	(4,484)	(4,535)	(8,705)	(8,250)
Interest income, net	10	120	31	192

Loss from continuing operations	(4,474)	(4,415)	(8,674)	(8,058)
Income from discontinued operations of diagnostic subsidiary	194	183	194	259

Net loss	$(4,280)	$(4,232)	$(8,480)	$(7,799)

Loss per share from continuing operations	$(0.08)	$(0.09)	$(0.15)	$(0.16)

Net loss per share	$(0.07)	$(0.08)	$(0.15)	$(0.16)

Weighted average shares outstanding	58,617	49,850	56,005	49,849

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(8,480)	$(7,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	263	502
(Income) from discontinued operations of diagnostics subsidiary, net of cash received	6	(259)
Changes in assets and liabilities:
Other current assets	160	322
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(132)	61
Unearned contract revenue	(1,025)	(1,500)

Net cash used in operating activities	(9,208)	(8,673)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	3,535	4,671
Purchases of short-term investments	–	(1,655)
Capital expenditures	(52)	(646)

Net cash provided by investing activities	3,483	2,370

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	7,443	350

Net increase/(decrease) in cash and cash equivalents	1,718	(5,953)
Cash and cash equivalents, beginning of the period	3,035	8,626

Cash and cash equivalents, end of the period	$4,753	$2,673

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

1.	Significant Accounting Policies

     Basis of Presentation

     Genelabs Technologies, Inc. is a biopharmaceutical company focused on the discovery and development of novel pharmaceutical products to improve human health. We have built drug discovery and clinical development capabilities that can support various research and development projects. We are currently concentrating our capabilities on developing a late-stage product for lupus and discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Genelabs accounts for its diagnostics operation, Genelabs Diagnostics Pte. Ltd., referred to as GLD, as a discontinued operation.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

2.	Comprehensive Loss

     During the three month and six month periods ended June 30, 2003 and 2002, the Company’s comprehensive loss was the same as the net loss.

3.	Stock-Based Compensation

     The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and, accordingly, recognizes no compensation expense for stock options granted to employees. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee stock-based compensation using the fair value method (in thousands, except per share amounts):

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss as reported	$(4,280)	$(4,232)	$(8,480)	$(7,799)
Stock-based employee compensation cost:
Included in net loss as reported	–	–	–	–
Amount that would have been included in net loss if we had accounted for all stock-based employee compensation at its theoretical (Black-Scholes) fair value	(825)	(930)	(1,258)	(1,610)

Pro forma net loss as if the fair value method had been applied to all awards	$(5,105)	$(5,162)	$(9,738)	$(9,409)

Net loss per share as reported	$(0.07)	$(0.08)	$(0.15)	$(0.16)

Pro forma net loss per share as if the fair value method had been applied to all awards	$(0.09)	$(0.10)	$(0.17)	$(0.19)

4.	Restructuring Charges

     In February 2003, Genelabs reduced its workforce by approximately 20%, or 20 employees. The workforce reductions occurred in the drug discovery research and general and administrative areas. Genelabs did not make any reductions to its drug development staff working on its investigational drug Prestara™ for systemic lupus erythematosus. Termination and other costs associated with the reduction in workforce totaled $0.3 million, substantially all of which had been paid out as of June 30, 2003.

5.	Private Placement Financing

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

6.	Subsequent Events

     On August 1, 2003, Genelabs completed the sale of 1,666,667 shares of its common stock at a price of $1.595 per share for gross proceeds of $2,658,333. In connection with the sale, Genelabs also issued warrants to purchase an additional 1,666,667 shares of Genelabs common stock at an exercise price of $1.50 per share. Net proceeds from the placement are estimated to be approximately $2.4 million.

     On August 7, 2003, Genelabs and a potential purchaser of GLD mutually terminated a February 2003 agreement for the sale of GLD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara™, our investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antimicrobial and antiviral compounds for treatment of infections that are not well treated with currently available drugs. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

     We have built drug discovery and clinical development capabilities that can support various research and development projects. We are currently concentrating our capabilities on:

•	developing our late-stage product for lupus, Prestara™; and

•	discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV.

     On August 8, 2003, after giving effect to a private placement completed on August 1, 2003, Genelabs had cash and cash equivalents totaling approximately $5.1 million. We estimate that our current cash resources are adequate to provide liquidity only into November 2003. Our auditors have included a going concern qualification in their opinion in our Annual Report on Form 10-K for 2002 because there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because we do not currently have sufficient committed capital to meet our projected operating needs for at least the next twelve months. In the event that Genelabs is unable to raise additional funds, we may be required to commence bankruptcy or similar proceedings, which could result in no value to the holders of the Genelabs common stock. Alternatively, we may be required to license or sell our rights in Prestara™ in a manner that could be adverse to Genelabs and our stockholders.

Results of Operations – Second Quarter 2003 compared to Second Quarter 2002

     Summary

     Genelabs’ net loss was $4.3 million for the three months ended June 30, 2003 compared to a net loss of $4.2 million for the three months ended June 30, 2002. Lower contract revenues and interest income approximately offset the savings from lower operating expenses in both research and development and general and administrative expenses.

     Contract Revenue

     The Company recorded contract revenue of $0.8 million in the second quarter of 2003, $0.5 million of which represents the recognition into income of a previously received up-front license payment from Watson Pharmaceuticals, Inc. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that we have significant obligations to Watson, which extends to the submission of a complete response to the approvable letter from the U.S. Food and Drug Administration, or FDA, and the FDA reaching a final decision regarding approval of our New Drug Application, or NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. Based on management’s estimates, Genelabs currently believes that an FDA decision on the NDA may not be delivered until December 2004. Therefore, the up-front payment from Watson is being amortized into revenue on a straight line-basis through December 2004.

     Our contract revenue of $0.8 million in the second quarter 2003 compares to $1.0 million for the second quarter of 2002. The decrease in contract revenue in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to our change in estimate of the amortization period for the up-front payment received from Watson from a period ending March 2004 to a period ending December 2004 upon the FDA’s clarification of issues in the approvable letter we received in August 2002. The change in estimate of the amortization period began in the third quarter of 2002, and reduced contract revenue by $0.2 million in the second quarter of 2003 compared to the second quarter of 2002.

     Research and Development Expenses

     Research and development expenses were $3.8 million and $4.0 million for the second quarter 2003 and 2002, respectively. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. Research and development costs are expensed as incurred. There are three major categories of costs for which management separately tracks its research and development, or R&D, activities, which are represented in the table below (in thousands):

	For the three months ended

	June 30, 2003	June 30, 2002

Drug development (Prestara™)	$1,447	$1,198
Drug discovery (HCV & DNA-binding/antifungal)	1,128	1,404
Support costs & other R&D	1,196	1,356

Total research and development	$3,771	$3,958

     Drug development costs for Prestara, our investigational drug for lupus, were $0.2 million higher in the second quarter of 2003 compared to the second quarter of 2002. The increase in costs in the second quarter of 2003 compared to the second quarter of 2002 reflected the costs of conducting the confirmatory clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus and were partially offset by lower outside medical and regulatory consulting costs that were incurred in the second quarter of 2002. During the second quarter of 2002, we were working with the FDA toward the goal of receiving an approvable letter following our receipt of the not-approvable letter in 2001. We subsequently received our approvable letter in August 2002. Drug discovery costs were lower by $0.3 million in the second quarter of 2003 compared to the second quarter of 2002 primarily as a result of a reduction in the drug discovery workforce that was implemented in February 2003. Support costs and other R&D, which is primarily comprised of costs necessary to maintain an R&D facility, such as rent, support staff, maintenance and utilities, is not tracked by management to specific R&D projects. These costs decreased $0.2 million in the second quarter of 2003 compared to the second quarter of 2002 due to a lower 2003 cost structure following the February 2003 reduction in workforce. In the second quarter of 2003, the majority of the drug discovery costs incurred were for our hepatitis C program, through which we are attempting to discover a new treatment for infection with HCV. In the second quarter of 2002, the majority of the drug discovery costs incurred were related to our DNA-binding program, specifically directed toward discovery of new antibacterials and antifungals.

     Genelabs began work on its current drug development program, Prestara™ for systemic lupus erythematosus, in 1993 when Genelabs licensed rights to Prestara from Stanford University. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara through clinical trials to its current approvable status with the FDA through June 30, 2003 have been approximately $38 million. Genelabs is targeting completion of enrollment in its current clinical trial by the end of the third quarter 2003, which would lead to completion of treatment of the last patient in the trial by the end of the first quarter 2004. However, this timeframe is dependent on outside physicians meeting their estimates for finding qualified patients willing to enroll in a clinical trial for our investigational drug. If we meet our enrollment projections and complete treatment in the clinical trial at the end of the first quarter 2004, Genelabs expects that analysis of the data, submission to the FDA if the results are positive and the FDA’s review would take until the end of 2004. However, this timeframe is also uncertain since items such as unexpected results or incomplete patient records could require additional time, and we are dependent on the FDA to meet their review time of six months or less as specified under the Prescription Drug User Fee Act, referred to as PDUFA. If the clinical trial results are positive and the FDA approves Prestara for lupus, Genelabs expects to continue work on this project, seeking approval in other countries and investigating other indications and potential uses of the investigational drug. If the clinical trial results are not positive and the FDA does not approve Prestara for lupus, Genelabs plans to evaluate the results and requirements for approval prior to making a decision on further development.

     Genelabs’ current drug discovery efforts have evolved from a program that started in 1995 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs for these efforts through June 30, 2003 of approximately $31 million, which, in addition to building these drug discovery capabilities, includes the Company’s DNA-binding drug discovery efforts, from which we generated lead compounds for fungal and bacterial infections as well as our preclinical candidate for Aspergillus, an often fatal systemic fungal infection, and our more recent efforts toward identifying a new drug to combat infection with HCV. Due to the nature of drug discovery research, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote resources toward our hepatitis C drug discovery program, while at the same time managing the level of expenditures to balance advancement of potential product candidates against Genelabs’ limited cash resources and the cash requirements for development of Prestara.

     General and Administrative Expenses

     General and administrative expenses were $1.5 million for the second quarter of 2003 compared to $1.6 million for the second quarter of 2002. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. The decrease in general and administrative expenses in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to lower personnel costs as a result of the reduction in workforce implemented in February 2003.

Results of Operations – First Six Months 2003 compared to First Six Months 2002

     Summary

     Genelabs’ net loss was $8.5 million for the first six months of 2003 compared to a net loss of $7.8 million for the first six months of 2002. The increased net loss was due to lower contract revenue, interest income and income from the discontinued operations of the Company’s diagnostics subsidiary.

     Contract Revenue

     The Company recorded contract revenue of $1.5 million for the first six months of 2003, $1.0 million of which represents the recognition into income of a previously received up-front license payment from Watson Pharmaceuticals, Inc. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that we have significant obligations to Watson, which extends to the submission of a complete response to the approvable letter from the FDA, and the FDA reaching a final decision regarding approval of the NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. Based on management’s estimates, Genelabs currently believes that an FDA decision on the NDA may not be delivered until December 2004. Therefore, the up-front payment from Watson is being amortized into revenue on a straight line-basis through December 2004.

     Contract revenue was $1.5 million in first six months of 2003 compared to $2.0 million for the first six months of 2002. The decrease in contract revenue in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to our change in estimate of the amortization period for the up-front payment received from Watson from a period ending March 2004 to a period ending December 2004 upon the FDA’s clarification of issues in the approvable letter we received in August 2002. The change in estimate of the amortization period began in the third quarter of 2002, and reduced contract revenue by $0.5 million in the first six months of 2003 compared to the first six months of 2002.

     Research and Development Expenses

     Research and development expenses were $7.3 million for the first six months of both 2003 and 2002. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. Research and development costs are expensed as incurred. There are three major categories of costs for which management separately tracks its research and development activities, which are represented in the table below (in thousands):

	For the six months ended

	June 30, 2003	June 30, 2002

Drug development (Prestara™)	$2,504	$2,141
Drug discovery (HCV & DNA-binding/antifungal)	2,532	2,542
Support costs & other R&D	2,292	2,655

Total research and development	$7,328	$7,338

     Drug development costs for Prestara, an investigational drug for lupus, were $0.4 million higher in the first six months of 2003 compared to the first six months of 2002. The increase in costs in the first six months of 2003 compared to the first six months of 2002 reflected the costs of conducting the confirmatory clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus and were partially offset by lower outside medical and regulatory consulting costs that were incurred in the first six months of 2002. During the first six months of 2002 we were working with the FDA toward the goal of receiving an approvable letter following our receipt of the not-approvable letter in 2001. We subsequently received the approvable letter in August 2002. Drug discovery costs were similar in the first six months of 2003 compared to the first six months of 2002 as savings resulting from a reduction in the drug discovery workforce that was implemented in February 2003 were approximately offset by costs of implementing the reduction in workforce. Support costs and other R&D, which is primarily comprised of costs necessary to maintain an R&D facility, such as rent, support staff, maintenance and utilities, is not tracked by management to specific R&D projects. These costs decreased $0.4 million in the first six months of 2003 compared to the first six months of 2002 due to a lower 2003 cost structure following the February 2003 reduction in workforce and a lower provision in 2003 for employee bonuses. In the first six months of 2003 the majority of the drug discovery costs incurred were for our hepatitis C program, through which we are attempting to discover a new treatment for infection with the hepatitis C virus. In the first six months of 2002, the majority of the drug discovery costs incurred were related to our DNA-binding program, specifically directed toward discovery of new antibacterials and antifungals.

     General and Administrative Expenses

     General and administrative expenses were $2.9 million for both the first six months of 2003 and the first six months of 2002. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. During the first six months of 2003 compared to the first six months of 2002, the savings resulting from lower personnel costs as a result of the reduction in workforce implemented in February 2003 were approximately offset by the costs of implementing the reduction in workforce.

     Interest Income

     Interest income was lower in the first six months of 2003 compared to the first six months of 2002 due to lower cash and short-term investments balances and lower interest rates.

     Income from Discontinued Operation of Diagnostics Subsidiary

     We account for our subsidiary Genelabs Diagnostics Pte. Ltd., referred to as GLD, as a discontinued operation because we plan to sell this business. Income from the operations of GLD was slightly lower in the first six months of 2003 compared to the first six months of 2002 because of higher marketing costs incurred in 2003 that more than offset increased sales revenue of GLD. In February 2003 we entered into an agreement for the sale of GLD to a potential purchaser which has been terminated by mutual agreement of the parties. We are presently in negotiations with other potential purchasers of GLD and believe that GLD will be divested during 2003.

Liquidity and Capital Resources

     At June 30, 2003, the Company had cash, cash equivalents and short-term investment balances totaling $4.8 million compared to $6.6 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments during the first six months of 2003 was primarily attributable to $9.2 million cash used in operations, partially offset by $7.4 million received from the sale of common stock. The cash used in operations funded our development of Prestara for lupus, the continued work on our HCV drug discovery program, and work toward the discovery of follow-on compounds to our antifungal preclinical drug candidate. On August 8, 2003, Genelabs had cash, cash equivalents and short-

term investment balances totaling approximately $5.1 million. Genelabs estimates that our current cash resources are adequate to provide liquidity only into November 2003.

     The ability of the Company to continue as a going concern is dependent upon our ability to achieve profitable operations and to obtain additional capital. The Company is aggressively seeking funding in order to satisfy its projected cash needs. The Company is pursuing the sale of its diagnostics operation and also negotiating licenses for the European and Japanese rights to Prestara, which, if completed, the company expects would provide additional cash resources to Genelabs. The Company may be unable to complete any of these transactions as currently contemplated or at all. Genelabs is also evaluating the sale of non-core assets and exploring other potential partnerships as additional ways to fund operations. However, we will continue to rely on outside sources of financing to meet our capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is not able to secure additional funding, we will be required to scale back our research and development programs, including clinical trials, and general and administrative activities and may not be able to continue in business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

•	our ability to successfully complete an additional near-term equity financing will be more difficult due to Nasdaq requirements that may require us to obtain shareholder approval as a condition to such financings and will be further impacted should we become unable to meet Nasdaq’s listing requirements;

•	our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the EMEA’s review of our MAA is unlikely to result in approval of our application; and

•	our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

     Longer-term, if we succeed in securing sufficient capital to allow us to complete the clinical trial for Prestara, Genelabs’ liquidity and capital resources will potentially be materially impacted by FDA actions with respect to our NDA for Prestara. If Prestara is approved for marketing in the U.S., Genelabs may receive a one-time milestone payment of up to $45 million from Watson. Receipt of a milestone payment from Watson would materially improve Genelabs’ liquidity and capital resources. However, Genelabs believes that the most important impact of the Watson collaboration for Genelabs’ long-term liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch.

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

Risk Factors

     The following section summarizes risk factors which management believes are particularly relevant at this time. It is not possible to comprehensively address all risks that exist, but the following risks should be considered, in addition to other information that is included in our Annual Report on Form 10-K and other filings with the SEC, which shareholders and prospective investors are encouraged to review.

RISKS RELATED TO GENELABS

If we cannot obtain additional funds, we will not be able to carry out our business plans.

     On August 8, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $5.1 million. Genelabs estimates that its current cash resources, including the resources from the August 2003 private placement, are adequate to provide liquidity only into November 2003. Genelabs’ auditors have included a going concern qualification in their opinion in our Annual Report on Form 10-K for 2002 because there is substantial doubt about the Company’s ability to continue as a going concern due to its historical negative cash flow and because the Company does not currently have sufficient committed capital to meet its projected operating needs for at least the next twelve months. In the event that Genelabs is unable to raise additional funds, Genelabs may be required to commence bankruptcy or similar proceedings, which could result in no value to the holders of the Genelabs common stock. Alternatively, Genelabs may be required to license or sell is rights in Prestara™ in a manner that could be adverse to Genelabs and its stockholders.

     Though we plan to seek additional funds, which may include the sale of equity, sale of long-term investments, establishment of corporate partnerships, funding under government grants, licensing of our clinical data or intellectual property, royalty-sharing and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. The sale of additional equity would dilute existing shareholders. If we do not sell equity, we may have to seek other sources of capital, such as strategic alliances, which may require us to grant third parties rights to our intellectual property assets, or by adversely renegotiating the terms of our existing collaboration. We have also been engaged in efforts to divest our Singapore-based diagnostics business, which we refer to as GLD. We entered into an agreement to sell GLD in February 2003, which has been terminated by mutual agreement of the parties. We are currently negotiating with other potential purchasers of the business. We may also need to change our operating plans. Longer-term, we plan to fund our operations principally from royalties on sales of Prestara by marketing partners. However, Prestara may never receive FDA approval, and, if it does, we may never generate revenue from sales of Prestara. Although we are currently seeking to enter into licensing agreements for the marketing rights to Prestara in Europe and Japan, we may fail to enter into such license agreements on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license our products or technology on commercially favorable terms, if at all. The unavailability of additional funds would harm our business by delaying or preventing the development, testing, regulatory approval, manufacturing or marketing of our products and technologies.

     The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

•	our ability to successfully complete an additional near-term equity financing will be more difficult due to Nasdaq requirements that may require us to obtain shareholder approval as a condition to such financings and will be further impacted should we become unable to meet Nasdaq’s listing requirements;

•	our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the EMEA’s review of our MAA is unlikely to result in approval of our application; and

•	our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

     FDA actions with respect to our NDA for Prestara will have a material impact on our ability to successfully secure funding, the amount and terms of funding available and our ability to successfully secure such funding. If Prestara™ is ultimately approved for marketing in the U.S., Genelabs may receive a milestone payment of up to $45 million and significant royalties on Watson’s net sales of Prestara. However, the FDA may never approve Prestara and, even if they do, we may never receive a milestone payment or royalties on net sales.

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

     We have incurred losses each year since our inception and have accumulated approximately $193 million in net losses through June 30, 2003, including a net loss of $8.5 million in the first half of 2003 and $16 million in the year ended December 31, 2002. In 2003 we have been consuming, and currently expect to continue to consume, cash at an average rate of approximately $1.5 million per month. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

If the results of our confirmatory clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, are not positive, the FDA will not approve Prestara and our business prospects will suffer because the U.S. royalties for Prestara are the most significant near-term source of potential revenue.

     Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Prestara, also referred to as GL701, Aslera™ and Anastar™, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the musculoskeletal and nervous systems, lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

     Before our North American partner, Watson Pharmaceuticals, Inc., can market Prestara in the United States, the FDA must approve the Prestara New Drug Application, or NDA, submitted by Genelabs. In 2000, we submitted the NDA for Prestara to the FDA. In 2001 we received a letter from the FDA stating that the Prestara NDA was not approvable, listing deficiencies that must be addressed before the NDA could be approved. Throughout 2001 we worked with the FDA to respond to these issues. In 2002 we received an approvable letter which, among other things, requires us to conduct an additional clinical trial to confirm the positive effect of Prestara we previously noted on the bone mineral density of women with lupus who are receiving treatment with glucocorticoids. Even if the results of our clinical trial are positive, the FDA still has the authority to decline to approve Prestara. Genelabs’ business plans depend on FDA approval of Prestara in the United States, and if the clinical trial currently underway does not confirm our previous findings or if significant and new safety issues emerge, the FDA will not approve our new drug application in a timely manner, if at all, and our business would suffer because 1) we would not be entitled to a milestone payment from Watson and 2) royalties we are entitled to receive from Prestara sales in the United States are our most significant near-term source of potential revenue.

If we are unable to find a European marketing partner for Prestara™ our business prospects will suffer because we do not have capabilities to market Prestara in Europe ourselves and we would lose a significant near-term source of revenue.

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

If the FDA and the EMEA do not approve Prestara™ for marketing, our business prospects will suffer because Prestara is our only near-term source of potential revenue.

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

If Prestara™ is approved in the United States or Europe but does not gain sufficient market acceptance, our business will suffer because we would not receive anticipated royalties to fund future operations.

     A number of factors may affect the market acceptance of Prestara for lupus, even if it is approved, including:

•	availability and level of reimbursement by insurance companies or government programs such as Medicaid;

•	the price of Prestara relative to other drugs for lupus treatment;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Prestara for the treatment of lupus;

•	the effectiveness of sales and marketing efforts by our licensees;

•	side effects;

•	competition from other prescription and over-the-counter products; and

•	unfavorable publicity concerning Prestara or other drugs on the market.

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

Our outside suppliers and manufacturers for Prestara™ are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara capsules and for packaging. The disqualification of these suppliers and manufacturers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of Prestara as a finished product and for its active ingredient.

     Our manufacturing and supply agreement with Patheon for Prestara capsules has an initial term through December 31, 2008, and is renewable for three-year terms thereafter, unless either party provides the other with twelve months’ notice prior to the end of the then-current term. The Patheon manufacturing supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party; by us in the event of an action preventing us from importing, exporting, purchasing or selling the product; or by Patheon on six months’ prior notice if we assign the agreement to an assignee that is not acceptable to Patheon. Our supply agreement for prasterone, the active ingredient in Prestara, has an initial term through August 27, 2005 and is automatically renewed for one-year periods unless either party provides the other with two years’ notice. The supplier may not terminate without cause during the initial term. The active ingredient supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party.

     We believe that we are current in all material obligations under both of these agreements. In the event of termination or expiration of one or both of these agreements, we believe that we would be able to find alternative suppliers, however, we may not be able to secure these arrangements in a timely manner or on favorable terms and the amount of time and expense involved in transferring the process of manufacture, and receiving regulatory qualifications, could negatively impact the timing or probability of approval of our NDA, or if the product is approved by the FDA, the supply of the product to the market.

     The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. If we fail to maintain a relationship with at least one qualified supplier of prasterone and at least one qualified manufacturer of the Prestara finished pharmaceutical product it would negatively impact our business because the NDA could not be approved by the FDA. If our NDA is approved and our supplier or manufacturer fails to meet and maintain compliance with FDA requirements or if they fail to manufacture Prestara active ingredient, capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Prestara. The following could harm our ability to manufacture and market Prestara:

•	the unavailability of adequate quantities of the active ingredient for commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

•	the failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

•	the inability to develop alternative sources in a timely manner or at all;

•	an interruption in supply of prasterone or finished product; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

We are dependent on Watson Pharmaceuticals to market Prestara™ in North America and if Prestara is approved by the FDA and they fail to meet expected levels of sales our business will suffer.

     We must rely on Watson to market Prestara in North America. Because royalties from sales of Prestara would be our primary near-term source of revenue, successful marketing, promotion and distribution of this product in the United States are critical to our success. Though Genelabs has the right to co-promote the product in the United States beginning the third calendar year after the first commercial sale of the product by Watson, we currently have limited internal sales, marketing and distribution capabilities and are entirely dependent on Watson to promote Prestara. If Prestara is approved by the FDA and Watson fails to promote Prestara, our business will suffer because we will not receive anticipated revenue from product sales. Though the agreement with Watson requires them to use commercially reasonable efforts to promote the sale, marketing and distribution of the product in their territory, it does not prevent them from marketing competing products should they become available. Our agreement with Watson provides us with the right to terminate the agreement or make it non-exclusive in the event that Watson fails to meet specified minimum sales requirement or materially breaches the agreement; however, it may be difficult or impossible to find a marketing partner to replace Watson should they breach the agreement or fail to meet these minimum requirements.

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

     The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2015 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. A number of patents have issued covering Genelabs’ drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.

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

     Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our research has been focused on a limited number of mechanisms which have not been proven as a viable mechanism of drug action, such as DNA-binding. Although we have identified an antifungal compound that has met our criteria for advancement to preclinical status, we have not begun preclinical development work on any compounds from our drug discovery programs. Genelabs’ product candidates, other than Prestara, are in an early stage of research. The goal of our research programs is to discover novel chemical compounds and develop them into drugs. All of our research projects may fail to produce commercial products.

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

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under state or federal statutes. While we believe that the amount of general liability insurance we carry, $6 million, is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover extraordinary or unanticipated events. We do not specifically insure against environmental liabilities. Additionally, an accident could damage, or force us to shut down, our research facilities and operations.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products, such as Prestara for lupus, if approved, injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have insurance coverage in amounts that we believe are customary for companies of our size and industry and sufficient for risks we typically face, we may not be able to maintain this type of insurance for any of our clinical trials or in a sufficient amount. We currently maintain $5 million of product liability insurance for claims arising from the use of our products in clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

MARKET RISKS

Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2002 and December 31, 2002, the price of our common stock fluctuated between $0.63 and $3.55 per share. Between January 1, 2003 and August 8, 2003, the price of our common stock fluctuated between $1.12 and $2.10 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock.

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

     Genelabs may be unable to meet the requirements of the Nasdaq National Market System in the future. To maintain its listing on the Nasdaq National Market, Genelabs is required, among other things, to either maintain stockholders’ equity of at least $10 million or a market value of at least $50 million, as well as to maintain a bid price of at least $1.00 per share of common stock. If Genelabs is unable to meet these requirements, it may be delisted from the National Market System. If delisted from the Nasdaq National Market, Genelabs might apply for listing on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market, however, also has listing requirements, which Genelabs may fail to meet for initial listing or with which Genelabs may fail to maintain compliance. Delisting from the National Market System could adversely affect the trading price of our common stock, and delisting from the Nasdaq SmallCap Market would significantly limit the liquidity of our common stock and would adversely affect its trading price.

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

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 2003, we held our annual meeting of shareholders. Shareholders voted on four proposals at the meeting and the voting results were as follows:

1.	Election of our Directors:

	Affirmative	Withheld
	Votes	Votes

Irene A. Chow	41,048,985	3,234,113
J. Richard Crout, M.D.	42,698,471	1,584,627
Thomas E. Dewey, Jr.	42,693,911	1,589,187
Arthur Gray, Jr.	42,695,775	1,587,323
H. H. Haight	42,698,941	1,584,157
Alan Y. Kwan	42,646,596	1,636,502
James A. D. Smith	41,807,311	2,475,787
Nina K. Wang	42,602,149	1,680,949

2.	A proposal to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock by 50,000,000 shares was approved with 41,757,504 affirmative votes, 2,365,636 negative votes and 159,958 abstentions.

3.	A proposal to approve an amendment to the Company’s 2001 Stock Option Plan increasing the number of shares of common stock reserved and available for issuance under the plan by 2,000,000 shares was approved with 42,166,008 affirmative votes, 1,953,562 negative votes and 163,528 abstentions.

4.	A proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 was approved with 43,940,472 affirmative votes, 271,315 negative votes, and 71,311 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2003, we filed the following Current Reports on Form 8-K:

     On May 5, 2003, we filed a Current Report on Form 8-K attaching a press release and a Securities Purchase Agreement for a private placement of common stock and warrants to purchase common stock.

     On May 16, 2003, we filed a Current Report on Form 8-K attaching a press release for our first quarter 2003 operating results.

     On June 10, 2003, we filed a Current Report on Form 8-K attaching a press release announcing and providing highlights from a corporate update to be presented at our annual meeting of shareholders

After the quarter ended June 30, 2003, we filed the following Current Report on Form 8-K:

     On August 4, 2003, we filed a Current Report on Form 8-K attaching a press release and a Securities Purchase Agreement for a private placement of common stock and warrants to purchase common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

Date:August 13, 2003	/s/ IRENE A. CHOW Irene A. Chow Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

Date:August 13, 2003	/s/ MATTHEW M. LOAR Matthew M. Loar Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.04	Registrant’s Amended and Renewed 1994 Annual and Long-Term Incentive Based Compensation Plan.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.