Form 10-Q
period 2003-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2003-11-14
CIK 874443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2003.
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

There were 86,342,443 shares of the Registrant’s Common Stock issued and outstanding on November 10, 2003.

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

	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments:
Cash and cash equivalents	$2,692	$3,035
Short-term investments	—	3,535

Total cash, cash equivalents and short-term investments	2,692	6,570
Net assets of diagnostics subsidiary held for sale	394	417
Other current assets	661	512

Total current assets	3,747	7,499
Property and equipment, net	984	1,306
Long-term investments	960	960

	$5,691	$9,765

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$2,021	$1,853
Accrued compensation and related expenses	1,674	912
Unearned contract revenue	1,757	2,050

Total current liabilities	5,452	4,815
Accrued compensation	71	186
Unearned contract revenue	879	2,050

Total liabilities	6,402	7,051

Shareholders’ equity/(deficit):
Common stock	197,156	187,264
Accumulated deficit	(197,867)	(184,550)

Total shareholders’ equity/(deficit)	(711)	2,714

	$5,691	$9,765

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Contract revenue	$698	$774	$2,201	$2,796

Operating expenses:
Research and development	4,581	3,749	11,909	11,087
General and administrative	1,091	1,301	3,971	4,235

Total operating expenses	5,672	5,050	15,880	15,322

Operating loss	(4,974)	(4,276)	(13,679)	(12,526)
Interest income, net	4	116	35	308

Loss from continuing operations	(4,970)	(4,160)	(13,644)	(12,218)
Income/(loss) from discontinued operations of diagnostic subsidiary	133	(131)	327	128

Net loss	$(4,837)	$(4,291)	$(13,317)	$(12,090)

Loss per share from continuing operations	$(0.08)	$(0.08)	$(0.23)	$(0.24)

Net loss per share	$(0.08)	$(0.08)	$(0.23)	$(0.24)

Weighted average shares outstanding	62,745	52,865	58,252	50,854

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,317)	$(12,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	379	750
Income from discontinued operations of diagnostics subsidiary, net of cash received	23	(128)
Changes in assets and liabilities:
Other current assets	(149)	346
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	815	227
Unearned contract revenue	(1,464)	(2,012)

Net cash used in operating activities	(13,713)	(12,907)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	3,535	8,275
Purchases of short-term investments	—	(4,995)
Capital expenditures	(57)	(1,039)

Net cash provided by investing activities	3,478	2,241

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	9,892	6,464

Net decrease in cash and cash equivalents	(343)	(4,202)
Cash and cash equivalents, beginning of the period	3,035	8,626

Cash and cash equivalents, end of the period	$2,692	$4,424

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

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

     These financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     During the three month and nine month periods ended September 30, 2003 and 2002, the Company’s comprehensive loss was the same as the net loss.

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

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss as reported	$(4,837)	$(4,291)	$(13,317)	$(12,090)
Stock-based employee compensation cost:
Included in net loss as reported	—	—	—	—
Amount that would have been included in net loss if we had accounted for all stock-based employee compensation at its theoretical (Black-Scholes) fair value	(446)	(668)	(1,704)	(2,278)

Pro forma net loss as if the fair value method had been applied to all awards	$(5,283)	$(4,959)	$(15,021)	$(14,368)

Net loss per share as reported	$(0.08)	$(0.08)	$(0.23)	$(0.24)

Pro forma net loss per share as if the fair value method had been applied to all awards	$(0.08)	$(0.09)	$(0.26)	$(0.28)

4.	Restructuring Charges

     In February 2003, Genelabs reduced its workforce by approximately 20%, or 20 employees. The workforce reductions occurred in the drug discovery research and general and administrative areas. Genelabs did not make any reductions to its drug development staff working on its investigational drug Prestara™ for systemic lupus erythematosus. Termination and other costs associated with the reduction in workforce totaled $0.3 million, all of which had been paid out as of September 30, 2003.

5.	Private Placement Financings

     On May 2, 2003, Genelabs completed the sale of 8.1 million shares of its common stock at a price of $1.00 per share for gross proceeds of $8.1 million. In connection with the sale, Genelabs also issued warrants to purchase an additional 2.43 million shares of Genelabs common stock at an exercise price of $1.50 per share. Net proceeds from the placement were approximately $7.2 million.

     On August 1, 2003, Genelabs completed the sale of 1,666,667 shares of its common stock at a price of $1.595 per share for gross proceeds of $2,658,333. In connection with the sale, Genelabs also issued warrants to purchase an additional 1,666,667 shares of Genelabs common stock at an exercise price of $1.50 per share. Net proceeds from the placement were approximately $2.4 million.

6.	Subsequent Event

     On October 22, 2003, Genelabs completed the sale of 23 million shares of its common stock in a public offering at a price of $1.37 per share for gross proceeds of approximately $31.5 million. Net proceeds from the offering are estimated to be approximately $29.3 million. In connection with the offering, Genelabs also issued to the underwriter warrants to purchase 460,000 shares of our common stock at an exercise price of $1.42 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara™, our investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel compounds that selectively inhibit the replication of the hepatitis C virus, referred to as HCV. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

     We have built drug discovery and clinical development capabilities that can support various research and development projects. We are currently concentrating our capabilities on:

•	developing our late-stage product for lupus, Prestara™; and

•	discovering novel lead compounds that selectively inhibit the replication of HCV.

Results of Operations – Third Quarter 2003 compared to Third Quarter 2002

     Summary

     Genelabs’ net loss was $4.8 million for the three months ended September 30, 2003 compared to a net loss of $4.3 million for the three months ended September 30, 2002. The increased net loss is mainly attributable to higher research and development expenses due to additional costs incurred for the development of Prestara for women with lupus.

     Contract Revenue

     We recorded contract revenue of $0.7 million in the third quarter of 2003, $0.4 million of which represents the recognition into income of a previously received up-front license payment from Watson Pharmaceuticals, Inc., referred to as Watson. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that we have significant obligations to Watson, which extends to the submission of a complete response to the approvable letter from the U.S. Food and Drug Administration, or FDA, and the FDA reaching a final decision regarding approval of our New Drug Application, or NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. During the third quarter of 2003, based on updated information on the enrollment in our clinical trial measuring the bone mineral density of women with lupus, Genelabs revised its estimate of when it believes that an FDA decision on the NDA may be delivered from December 2004 to March 2005. Accordingly, beginning in the third quarter of 2003, the up-front payment from Watson is being amortized into revenue on a straight line-basis through March 2005.

     Our contract revenue of $0.7 million in the third quarter 2003 compares to $0.8 million for the third quarter of 2002. The $0.1 million decrease in contract revenue in the third quarter of 2003 compared to the third quarter of 2002 was due to our change in estimate of the amortization period for the up-front payment received from Watson from a period ending December 2004 to a period ending March 2005.

     Research and Development Expenses

     Research and development expenses were $4.6 million and $3.7 million for the third quarter 2003 and 2002, respectively. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. Research and development costs are expensed as incurred. There are three major categories of costs for which management separately tracks its research and development, or R&D, activities, which are represented in the table below (in thousands):

	For the three months ended
	September 30,	September 30,
	2003	2002

Drug development (Prestara™)	$2,149	$978
Drug discovery (HCV and DNA-binding/antifungal)	1,175	1,508
Support costs and other R&D	1,257	1,263

Total research and development	$4,581	$3,749

     Drug development costs for Prestara, our investigational drug for lupus, were $1.2 million higher in the third quarter of 2003 compared to the third quarter of 2002. The significant increase in costs in the third quarter of 2003 compared to the third quarter of 2002 is due to the costs of conducting the clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus and also costs related to the manufacturing of Prestara. During the third quarter of 2002, the primary emphasis of our drug development team was working with the FDA toward the goal of receiving an approvable letter following our receipt of a not-approvable letter in 2001. We subsequently received an approvable letter in August 2002, stating that approval of Prestara is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in our previous phase III clinical trial. We thereafter designed and initiated the current clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus. Drug discovery costs were lower by $0.3 million in the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of a reduction in the drug discovery workforce that was implemented in February 2003. In the third quarter of 2003, the majority of the drug discovery costs incurred were for our hepatitis C program, through which we are attempting to discover a new treatment for infection with HCV. In the third quarter of 2002, the majority of the drug discovery costs incurred were related to our DNA-binding program, specifically directed toward discovery of new antibacterials and antifungals. Support costs and other R&D, which is primarily comprised of costs necessary to maintain an R&D facility, such as rent, support staff, maintenance and utilities, is not tracked by management to specific R&D projects. These costs were approximately the same in the third quarter of 2003 and the third quarter of 2002.

     Genelabs began work on its current drug development program, Prestara™ for systemic lupus erythematosus, in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara through clinical trials to its current approvable status with the FDA through September 30, 2003 have been approximately $40 million. The timeframe for completion of the current clinical trial of Prestara is primarily dependent on the timeframe for outside physicians to find qualified patients willing to enroll in a clinical trial for our investigational drug. Because the protocol for this clinical trial requires a treatment duration of six months, we expect the trial to conclude six months after enrollment of the last patient into the trial by our clinical investigators. We expect that analysis of the data and submission to the FDA will take approximately one quarter after completion of the clinical trial. However, unexpected results or incomplete patient records could require additional time. Subsequent to submission of the results to the FDA, the timing for action by the FDA is dependent on the FDA meeting their review time of six months or less as specified under the Prescription Drug User Fee Act, referred to as PDUFA. If the clinical trial results are positive and the FDA approves Prestara for lupus, Genelabs expects to continue work on this project, seeking approval in other countries and investigating other indications and potential uses of the investigational drug. If the clinical trial results are not positive and the FDA does not approve Prestara for lupus, Genelabs plans to evaluate the results and requirements for approval prior to making a decision on further development.

     Genelabs’ current drug discovery efforts have evolved from a program that started in 1995 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs for these efforts through September 30, 2003 of approximately $32 million, which, in addition to building these drug discovery capabilities, includes the Company’s DNA-binding drug discovery efforts. These efforts generated lead compounds for fungal and bacterial infections as well as our preclinical candidate for Aspergillus, an often fatal systemic fungal infection, which we are presently seeking to partner, and our more recent efforts toward identifying a new drug to combat infection with HCV. Due to the nature of drug discovery research, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote resources toward our hepatitis C drug discovery program, while at the same time managing the level of expenditures to balance advancement of potential product candidates against Genelabs’ limited cash resources and the cash requirements for development of Prestara.

     General and Administrative Expenses

     General and administrative expenses were $1.1 million for the third quarter of 2003 compared to $1.3 million for the third quarter of 2002. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. The decrease in general and administrative expenses in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to lower personnel costs as a result of the reduction in workforce implemented in February 2003.

Results of Operations – First Nine Months 2003 compared to First Nine Months 2002

     Summary

     Genelabs’ net loss was $13.3 million for the first nine months of 2003 compared to a net loss of $12.1 million for the first nine months of 2002. The increased net loss was primarily due to higher research and development expenses due to additional costs incurred for the development of Prestara for women with lupus and lower contract revenue from a previously received up-front payment that is being amortized into income.

     Contract Revenue

     Genelabs recorded contract revenue of $2.2 million for the first nine months of 2003, $1.5 million of which represents the recognition into income of a previously received up-front license payment from Watson. This up-front license payment from Watson is being deferred and recognized as revenue over the term Genelabs’ management estimates that we have significant obligations to Watson, which extends to the submission of a complete response to the approvable letter from the FDA, and the FDA reaching a final decision regarding approval of the NDA. The date upon which we may receive a final FDA decision on approval will vary based on, among other things, the time period necessary for the enrollment of a sufficient number of patients in the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. During the third quarter of 2003, based on updated information on the enrollment in our clinical trial measuring the bone mineral density of women with lupus, Genelabs revised its estimate of when it believes that an FDA decision on the NDA may be delivered from December 2004 to March 2005. Accordingly, beginning in the third quarter of 2003, the up-front payment from Watson is being amortized into revenue on a straight line-basis through March 2005.

     Contract revenue was $2.2 million in first nine months of 2003 compared to $2.8 million for the first nine months of 2002. The decrease in contract revenue in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to our change in estimate of the amortization period for the up-front payment received from Watson to a period ending in March 2005.

     Research and Development Expenses

     Research and development expenses were $11.9 million for the first nine months of 2003 compared to $11.1 million for the first nine months of 2002. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. Research and development costs are expensed as incurred. There are three major categories of costs for which management separately tracks its research and development activities, which are represented in the table below (in thousands):

	For the nine months ended
	September 30,	September 30,
	2003	2002

Drug development (Prestara™)	$4,653	$3,119
Drug discovery (HCV and DNA-binding/antifungal)	3,707	4,050
Support costs and other R&D	3,549	3,918

Total research and development	$11,909	$11,087

     Drug development costs for Prestara, an investigational drug for lupus, were $1.5 million higher in the first nine months of 2003 compared to the first nine months of 2002. The increase in costs in the first nine months of 2003 compared to the first nine months of 2002 is primarily due to the costs of conducting the clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus and costs related to the manufacturing of Prestara. During the first nine months of 2002, the primary emphasis of our drug development team was working with the FDA toward the goal of receiving an approvable letter following our receipt of a not-approvable letter in 2001. We subsequently received an approvable letter in August 2002, stating that approval of Prestara is contingent upon, among other things, the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on bone mineral density that was observed in our previous phase III clinical trial. We thereafter designed and initiated the current clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus. Drug discovery costs were lower by $0.3 million in the first nine months of 2003 compared to the first nine months of 2002 due to savings resulting from a reduction in the drug discovery workforce that was implemented in February 2003. In the first nine months of 2003 the majority of the drug discovery costs incurred were for our hepatitis C program, through which we are attempting to discover a new treatment for infection with HCV. In the first nine months of 2002, the majority of the drug discovery costs incurred were related to our DNA-binding program, specifically directed toward discovery of new antibacterials and antifungals. Support costs and other R&D, which is primarily comprised of costs necessary to maintain an R&D facility, such as rent, support staff, maintenance and utilities, is not tracked by management to specific R&D projects. These costs decreased $0.4 million in the first nine months of 2003 compared to the first nine months of 2002 due to a lower 2003 cost structure following the February 2003 reduction in workforce and a lower provision in 2003 for employee bonuses.

     General and Administrative Expenses

     General and administrative expenses were $4.0 million for the first nine months of 2003 compared to $4.2 million for the first nine months of 2002. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. The decrease in general and administrative expenses in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to lower personnel costs as a result of the reduction in workforce implemented in February 2003.

     Interest Income

     Interest income was lower in the first nine months of 2003 compared to the first nine months of 2002 due to lower cash and short-term investments balances and lower interest rates.

     Income from Discontinued Operation of Diagnostics Subsidiary

     We account for our subsidiary Genelabs Diagnostics Pte. Ltd., referred to as GLD, as a discontinued operation because we plan to sell this business. Income from the operations of GLD was higher in the first nine months of 2003 compared to the first nine months of 2002 because of increased sales revenue of GLD. We are presently in negotiations with potential purchasers of GLD and believe that GLD will be divested during 2003.

Liquidity and Capital Resources

     At September 30, 2003, the Company had cash, cash equivalents and short-term investment balances totaling $2.7 million compared to $6.6 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments during the first nine months of 2003 was primarily attributable to $13.7 million cash used in operations, partially offset by $9.9 million received from the sale of common stock. The cash used in operations funded our development of Prestara for lupus, the continued work on our HCV drug discovery program, and work toward the discovery of follow-on compounds to our antifungal preclinical drug candidate. On October 31, 2003, after giving effect to the public offering of common stock completed on October 22, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $30 million. Genelabs estimates that our current cash resources are adequate to provide liquidity at least through the end of 2004. However, we will require additional capital to carry out our business plans beyond the end of 2004 and expect to continue to rely on outside sources of financing to meet our capital needs. The Company is pursuing the sale of its diagnostics operation and also negotiating licenses for the European and Japanese rights to Prestara, which, if completed, we expect would provide additional cash resources to Genelabs. Genelabs is also evaluating the sale of non-core assets and exploring other potential partnerships as sources of funding. The Company may be unable to complete any of these transactions as currently contemplated or at all. In addition, the results of our clinical trial measuring the effect of Prestara on bone mineral density of women with lupus will have a material impact on our ability to secure funding and the amount and terms of funding that may be available.

     Longer-term, Genelabs’ liquidity and capital resources will be materially impacted by FDA actions with respect to our NDA for Prestara. If Prestara is approved for marketing in the U.S., Genelabs may receive a one-time milestone payment of up to $45 million from Watson. Receipt of a milestone payment from Watson would materially improve Genelabs’ liquidity and capital resources. However, Genelabs believes that the most important impact of the Watson collaboration for Genelabs’ long-term liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch.

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

     Before our North American partner, Watson, can market Prestara in the United States, the FDA must approve the Prestara New Drug Application, or NDA, submitted by Genelabs. In 2000, we submitted the NDA for Prestara to the FDA. In 2001 we received a letter from the FDA stating that the Prestara NDA was not approvable, listing deficiencies that must be addressed before the NDA could be approved. Throughout 2001 we worked with the FDA to respond to these issues. In 2002 we received an approvable letter which, among other things, requires us to conduct an additional clinical trial to confirm the positive effect of Prestara we previously noted on the bone mineral density of women with lupus who are receiving treatment with glucocorticoids. Even if the results of our clinical trial are positive, the FDA still has the authority to decline to approve Prestara. Genelabs’ business plans depend on FDA approval of Prestara in the United States, and if the clinical trial currently underway does not confirm our previous findings or if significant and new safety issues emerge, the FDA will not approve our new drug application in a timely manner, if at all, and our business would suffer because 1) we would not be entitled to a milestone payment from Watson and 2) royalties we are entitled to receive from Prestara sales in the United States are our most significant near-term source of potential revenue.

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

We may not be profitable in the near future or at all and we will require additional funds to carry out our business plans.

     We have incurred losses each year since our inception and have accumulated approximately $198 million in net losses through September 30, 2003, including a net loss of $13.3 million in the first nine months of 2003 and $16 million in the year ended December 31, 2002. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

     On October 31, 2003, after giving effect to the public offering of common stock completed on October 22, 2003, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $30 million. Genelabs estimates that our current cash resources are adequate to provide liquidity at least through the end of 2004. However, we will still require additional capital to carry out our business plans beyond the end of 2004. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	our stock price and market capitalization are low, therefore there are limited funds we can raise through equity financings;

•	our ability to successfully complete an additional equity financing will be negatively impacted should we become unable to meet Nasdaq’s listing requirements;

•	our ability to find a European marketing partner for Prestara would be negatively impacted if we receive indications that the EMEA’s review of our MAA is unlikely to result in approval of our application; and

•	our research programs are in an early stage, therefore there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

     The results of our clinical trial measuring the effect of Prestara on the bone mineral density of women with lupus and future FDA actions with respect to our NDA for Prestara will each have a material impact on our ability to successfully secure funding in the future. If Prestara™ is ultimately approved for marketing in the U.S., Genelabs may receive a milestone payment of up to $45 million and significant royalties on Watson’s net sales of Prestara. However, the clinical trial results may not be positive and/or the FDA may never approve Prestara and, even if they do, we may never receive a milestone payment or royalties on net sales.

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

     The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. It is not possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2013 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our drug discovery programs; however, no patents are currently issued. A number of patents have issued covering Genelabs’ drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.

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

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2002 and December 31, 2002, the price of our common stock fluctuated between $0.63 and $3.55 per share. Between January 1, 2003 and November 10, 2003, the price of our common stock fluctuated between $1.12 and $2.10 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Genelabs’ exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which is accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption “Long-term investments.” Genelabs may attempt to divest a portion of this investment, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. Because our share of the net assets of Genovate exceed our carrying cost, we currently do not believe that any foreign currency exchange rate changes would impact the value of this investment as reported in the financial statements unless the value of a Taiwan dollar depreciates by greater than 60% compared to the U.S. dollar, which, depending on other circumstances, might require Genelabs to record a non-cash charge to write-down the long-term investment.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.2	Registrant’s Certificate of Amendment of Articles of Incorporation.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     During the quarter ended September 30, 2003, we filed the following Current Reports on Form 8-K:

     On August 4, 2003, we filed a Current Report on Form 8-K attaching a press release and a Securities Purchase Agreement for a private placement of common stock and warrants to purchase common stock.

     On August 14, 2003, we filed a Current Report on Form 8-K attaching a press release for our second quarter 2003 operating results.

     On September 26, 2003, we filed a Current Report on Form 8-K attaching a press release of an update on the development of Prestara™

     After the quarter ended September 30, 2003, we filed the following Current Reports on Form 8-K:

     On October 1, 2003, we filed a Current Report on Form 8-K announcing a best efforts public offering of up to 15,000,000 shares of our common stock under an exclusive Agency Agreement with Natexis Bleichroeder Inc., or Natexis, and attaching the Agency Agreement.

     On October 22, 2003, we filed a Current Report on Form 8-K announcing an Underwriting Agreement with Natexis providing for the issuance and sale of up to 23,000,000 shares of our common stock and attaching the Underwriting Agreement. Pursuant to the terms of the Underwriting Agreement, the earlier Agency Agreement between the Company and Natexis dated September 30, 2003 was terminated.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

Date: November 14, 2003	/s/ IRENE A. CHOW Irene A. Chow
Chairman and Chief Executive Officer

Principal Financial and Accounting Officer:

Date: November 14, 2003	/s/ MATTHEW M. LOAR Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Registrant’s Certificate of Amendment of Articles of Incorporation.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.