Form 10-Q
period 2004-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2004-05-07
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________.

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

There were 88,014,488 shares of the Registrant’s Common Stock issued and outstanding on April 15, 2004.

FORWARD LOOKING STATEMENTS

          This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein including those identified by the words “may,” “will,” “anticipates,” “intends,” “believes,” “expects,” “plans,” “potential,” and similar expressions. These forward-looking statements include, among others, statements regarding:

•	estimates relating to the timing and completion of our pending clinical trials;

•	the results of our confirmatory clinical trial of Prestara™;

•	potential FDA actions with respect to our NDA for Prestara, including whether or not the Prestara NDA ultimately will receive marketing approval;

•	if the NDA for Prestara is ultimately approved, our plans and ability to successfully commercialize Prestara for systemic lupus erythematosus;

•	our ability to secure a European partner for Prestara;

•	our strategy for pursuing approval of Prestara in Europe, ability to obtain approval of Prestara in Europe, and the timing of any such approval;

•	estimates relating to our cash resources and our ability to obtain additional funding for our business plans;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts.

          All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2, and actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We assume no obligation to update any such forward-looking statement for subsequent events or any reason why actual results might differ except as required by the Exchange Act. The risks and uncertainties under the captions “Business Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$25,844	$26,530
Net assets of diagnostics subsidiary held for sale	844	582
Other current assets	728	874

Total current assets	27,416	27,986
Property and equipment, net	836	920
Long-term investments	960	960

	$29,212	$29,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,067	$2,528
Accrued compensation and related expenses	1,871	1,573
Unearned contract revenue	2,391	1,506

Total current liabilities	6,329	5,607
Accrued compensation	373	691
Unearned contract revenue	1,444	753

Total liabilities	8,146	7,051

Shareholders’ equity:
Common stock	230,206	227,172
Accumulated deficit	(209,140)	(204,357)

Total shareholders’ equity	21,066	22,815

	$29,212	$29,866

*	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date which are included in our Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
Contract revenue	$689	$727

Operating expenses:
Research and development	4,345	3,557
General and administrative	1,442	1,391

Total operating expenses	5,787	4,948

Operating loss	(5,098)	(4,221)
Interest income, net	53	21

Loss from continuing operations	(5,045)	(4,200)
Income from discontinued operations of diagnostics subsidiary	262	—

Net loss	$(4,783)	$(4,200)

Loss per share from continuing operations	$(0.06)	$(0.08)

Net loss per share – basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding	87,690	53,393

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(increase/(decrease) in cash and cash equivalents)
(in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,783)	$(4,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	104	135
Income from discontinued operations of diagnostics subsidiary	(262)	—
Non-employee equity awards	35	—
Changes in assets and liabilities:
Other current assets	146	60
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(481)	(340)
Unearned contract revenue	1,576	(512)

Net cash used in operating activities	(3,665)	(4,857)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	3,535
Capital expenditures	(20)	(49)

Net cash (used in)/provided by investing activities	(20)	3,486

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,999	—

Net decrease in cash and cash equivalents	(686)	(1,371)
Cash and cash equivalents, beginning of the period	26,530	3,035

Cash and cash equivalents, end of the period	$25,844	$1,664

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data)
(Unaudited)
March 31, 2004

1.	Significant Accounting Policies

          Basis of Presentation

          Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of novel pharmaceutical products to improve human health. The Company has built drug discovery and clinical development capabilities that can support various research and development projects. The Company is currently concentrating its capabilities on developing a late-stage product for lupus, discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV, and advancing preclinical development of its HCV research program.

          The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Genelabs accounts for its diagnostics operation, Genelabs Diagnostics Pte. Ltd., or GLD, as a discontinued operation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

          These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Stock-Based Compensation

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

	For the three months ended
	March 31,
	2004	2003
Net loss as reported	$(4,783)	$(4,200)
Stock-based employee compensation cost:
Included in net loss as reported	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical (Black-Scholes) fair value	(409)	(461)

Pro forma net loss as if the fair value method had been applied to all awards	$(5,192)	$(4,661)

Net loss per share as reported	$(0.05)	$(0.08)

Pro forma net loss per share as if the fair value method had been applied to all awards	$(0.06)	$(0.09)

3.	Comprehensive Loss

          During each of the three months ended March 31, 2004 and 2003, the Company’s comprehensive loss was the same as the net loss.

4.	Earnings per Share

          Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company’s net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the first quarter of 2004 and the first quarter of 2003 would have included an additional 1,324,000 and 233,000 shares, respectively, related to the Company’s outstanding stock options.

5.	License and Collaboration Agreement with Tanabe and Stock Purchase Agreement

          On January 28, 2004, Genelabs granted Tanabe Seiyaku Co. Ltd. (Tanabe) an exclusive license to Prestara™ in Japan and received a $2 million non-refundable initial license fee. Genelabs has accounted for the non-refundable license fee as unearned contract revenue and is amortizing the unearned contract revenue into the statement of operations as Genelabs fulfills its obligations to Tanabe, which are estimated to extend through December 31, 2008. Under the terms of the agreement, Genelabs is entitled to additional milestone payments of up to $10 million based on pre-determined development goals and Genelabs is also entitled to royalties on sales of Prestara in Japan. In connection with the agreement, on January 28, 2004, Genelabs also sold 818,897 shares of its common stock to Tanabe for $2.6 million, or $3.175 per share.

6.	Subsequent Event

          On April 21, 2004, the Company closed the sale of its discontinued diagnostics operation, GLD, and its immediate parent, Genelabs Asia Pte. Ltd., and Genelabs Technologies received proceeds from the sale of $3 million. The gain on sale of approximately $2 million will be recorded in the second quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. Genelabs is pursuing regulatory approval of Prestara™, its investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antiviral compounds for treatment of hepatitis C infections, and have initiated preclinical development work in this area. We believe that these high-risk, potentially high reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

          We have built drug discovery and clinical development capabilities that can support various research and development projects. We are concentrating our capabilities on:

•	developing our late-stage product for lupus, Prestara™;

•	discovering novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV; and

•	advancing preclinical development of our HCV research program.

Results of Operations – First Quarter 2004 compared to First Quarter 2003

          Summary

          Genelabs’ net loss was $4.8 million for the three months ended March 31, 2004, compared to a net loss of $4.2 million for the three months ended March 31, 2003. The increased net loss is mainly attributable to higher research and development expenses due to clinical trial costs incurred for the development of Prestara™ for women with lupus.

          Contract Revenue

          Contract revenue was $0.7 million in the first quarter of 2004 and the first quarter of 2003. During the first quarter of 2004, the largest component of our contract revenue, $0.4 million, is from the recognition into revenue of a portion of a previously received license payment from Watson Pharmaceuticals, Inc., or Watson. This item is being amortized into revenue over the term Genelabs’ management estimates that we have significant obligations to Watson. We estimate that these significant obligations extend to the submission of a complete response to the approvable letter from the U.S. Food and Drug Administration, or FDA, and the FDA reaching a final decision regarding approval of our New Drug Application, or NDA. The date upon which we may receive a final FDA decision on approval will vary based upon, among other things, the time period necessary for the analysis of data from the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. Genelabs currently estimates that it will take until June 2005 for an FDA decision on the NDA.

          During the first quarter of 2004, we granted Tanabe Seiyaku Co. Ltd., or Tanabe, an exclusive license to Prestara in Japan and received a $2 million non-refundable initial license fee. We have accounted for the non-refundable license fee as unearned contract revenue and are amortizing the unearned contract revenue into the statement of operations as we fulfill our significant obligations to Tanabe, including supplying Tanabe with clinical data and regulatory correspondence, drug material for clinical research and formulation, and potential supply of commercial material. The amount of time it may take us to fulfill our obligations to Tanabe could vary significantly, based upon, among other things, the length of our development program for Prestara, including any post-marketing studies, the length of Tanabe’s development program for Prestara and whether Tanabe chooses to purchase commercial material through Genelabs. Based on our best estimates from these significant various obligations, we are amortizing the up-front fee from Tanabe through December 31, 2008, and have recorded less than $0.1 million of the up-front license fee received from Tanabe into the statement of operations during the first quarter of 2004.

          Research and Development Expenses

          Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our costs are classified as research and development and are expensed as incurred. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward two major projects – developing Prestara™ as an investigational new drug for lupus and discovery of entirely new drugs. The following table breaks down our research and development expenses by major project (in thousands):

	For the three months ended March 31,
	2004	2003	Change
Drug development (Prestara™)	$1,784	$1,122	+59%
Drug discovery (HCV and DNA-binding/antifungal)	1,235	1,347	-8%
Support costs and other R&D	1,326	1,088	+22%

Total research and development	$4,345	$3,557	+22%

          Drug development costs for Prestara, our investigational drug for lupus, were $0.7 million higher in the first quarter of 2004 than in the first quarter of 2003. The increase in costs is due to the clinical trial we are conducting to measure the effect of Prestara on the bone mineral density of women with lupus. The costs increased because there were significantly more patients enrolled in this clinical trial during the first quarter of 2004 than there were for the same period in 2003. Drug discovery costs decreased by $0.1 million in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of a reduction in the drug discovery workforce that was implemented in February 2003. In the first quarter of 2004, nearly all of the drug discovery costs incurred were for our HCV program, through which we are attempting to discover a new treatment for infection with the hepatitis C virus. In the first quarter of 2003, we were in the process of shifting substantially all of our drug discovery efforts to the HCV program, and approximately 70% of the drug discovery costs were for our HCV program, with the remaining 30% incurred on our DNA-binding/antifungal program. Support costs and other R&D is primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and the company bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses were higher by $0.2 million in the first quarter of 2004 compared to the first quarter of 2003 because the Company’s low level of cash during the first quarter of 2003 did not make it probable that an incentive bonus would be paid. Accordingly, no provision for employee incentive bonuses was made in the first quarter of 2003, compared to a provision of $0.3 million during the first quarter of 2004.

          Genelabs began work on its current drug development program, Prestara™ for systemic lupus erythematosus, in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara through clinical trials to its current approvable status with the FDA through March 31, 2004 have been approximately $43 million. If the clinical trial results, currently expected in the fourth quarter of 2004, are positive and the FDA approves Prestara for lupus, Genelabs expects to continue work on this project, seeking approval in other countries and investigating other indications and potential uses of the investigational drug. If the clinical trial results are not positive and the FDA does not approve Prestara for lupus, Genelabs plans to evaluate the results and the requirements for approval prior to making a decision on further development. We expect to incur additional costs after 2004, but these will be dependent on the clinical trial results and future decisions from the FDA and regulatory authorities in Europe and other countries. Major collaborations for Prestara are with Watson Pharmaceuticals, Inc. in North America and with Tanabe Seiyaku Co., Ltd. in Japan.

          Genelabs’ current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through March 31, 2004 of approximately $35 million, which, in addition to building these drug discovery capabilities, includes the Company’s earlier DNA-binding drug discovery efforts. Our drug discovery efforts have generated lead compounds for fungal, bacterial and viral infections. In addition, these efforts have generated a preclinical candidate for Aspergillus, an often fatal systemic fungal infection, and we have initiated preclinical studies in our hepatitis C virus research program. Our drug discovery efforts are presently concentrated on advancing our HCV drug discovery program, which includes the further testing of our preclinical drug candidates, as well as identification of additional potential lead compounds. Due to the nature of drug discovery research, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote resources toward our hepatitis C drug discovery program, while at the same time managing the level of expenditures to balance advancement of potential product candidates against Genelabs’ limited cash resources and the cash requirements for development of Prestara.

          General and Administrative Expenses

          General and administrative expenses were $1.4 million in the first quarters of both 2004 and 2003. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance.

          Income from Discontinued Operations of Diagnostics Subsidiary

          During the first quarter of 2004 Genelabs recorded income of $0.3 million from the discontinued operations of its diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd., or GLD. During the first quarter of 2003 the operations of GLD broke-even, and we did not record any income for our diagnostics subsidiary. The higher income of GLD during the first quarter of 2004 was due to higher levels of product sales and a higher gross margin percentage. Because GLD is accounted for as a discontinued operation, GLD’s financial results are reported on a single line-item in the Company’s statement of operations. Subsequent to the end of the first quarter of 2004, on April 21, 2004, we completed the sale of GLD and its immediate parent, Genelabs Asia Pte. Ltd.

Liquidity and Capital Resources

          We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents balances totaling $25.8 million at March 31, 2004. During the first quarter of 2004, our cash and cash equivalents balance decreased by $0.7 million, which was largely due to $3.7 million used in operations, partially offset by $3.0 million received from the sale of our common stock. The $3.0 million received from the sale of our common stock will be used for general corporate purposes and included $2.6 million from the sale of common stock to Tanabe Seiyaku Co. Ltd. and $0.4 million from the exercise of stock options and warrants. During the first quarter of 2004, we also received $2.0 million from Tanabe for the Japanese development and marketing rights to Prestara™ as a non-refundable initial license fee. The cash used in operations during the first quarter of 2004 funded our development of Prestara for lupus and our research on the discovery of a new treatment for hepatitis C virus infection. Because the license fee we received from Tanabe has reduced the cash used in operations during the first quarter of 2004, the cash we use in operations during subsequent quarters of 2004 will be higher than in the first quarter of 2004, unless there are additional milestones received under existing agreements or new collaboration agreements with up-front consideration for Genelabs.

          After giving effect to the sale of our diagnostics business, which occurred during the second quarter of 2004, Genelabs estimates that our current cash resources are adequate to provide liquidity into 2005. However, we will require additional capital to carry out our business plans in 2005 and expect to continue to rely on outside sources of financing to meet our capital needs. The Company is negotiating licenses for the European rights to Prestara, which, if completed, we expect would provide additional cash resources to Genelabs. Genelabs is also evaluating the sale of non-core assets and exploring other potential partnerships as sources of funding. The Company may be unable to complete any of these transactions as currently contemplated or at all. In addition, the results of our clinical trial measuring the effect of Prestara on bone mineral density of women with lupus will have a material impact on our ability to secure funding and the amount and terms of funding that may be available.

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

Business Risks

          There are a number of business risks that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information that is included in our Annual Report on Form 10-K, which shareholders and prospective investors are encouraged to review.

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

          We have incurred losses each year since our inception and have accumulated approximately $209 million in net losses through March 31, 2004, including a net loss of $4.8 million in the first three months of 2004 and a net loss of $19.8 million for the twelve months ended December 31, 2003. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

          On April 30, 2004, after giving effect to the cash received from the sale of our diagnostics business on April 21, 2004, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $27 million. Genelabs estimates that our current cash resources are adequate to provide liquidity into 2005. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

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

          The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2003 and December 31, 2003, the price of our common stock fluctuated between $1.12 and $2.85 per share. Between January 1, 2004 and April 30, 2004, the price of our common stock fluctuated between $2.01 and $3.25 per share. In addition to the factors discussed in this Business Risks section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock.

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

          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
10.17	License and Collaboration Agreement made as of January 28, 2004 by and between Registrant and Tanabe Seiyaku Co. Ltd.**

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.

(b)	Reports on Form 8-K

          During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

          On February 13, 2004, we filed a Current Report on Form 8-K announcing the retirement of Dr. Irene Chow from her responsibilities as Chief Executive Officer and the appointment of Mr. James A.D. Smith as Chief Executive Officer.

          On March 15, 2004, we filed a Current Report on Form 8-K attaching a press release for our 2003 full year and fourth quarter financial results.

          After the quarter ended March 31, 2004, we filed the following report on Form 8-K:

          On April 22, 2004, we filed a Current Report on Form 8-K announcing the completion of the sale of our diagnostics business.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

/s/ James A.D. Smith
Date: May 7, 2004
James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ Matthew M. Loar
Date: May 7, 2004
Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.17	License and Collaboration Agreement made as of January 28, 2004 by and between Registrant and Tanabe Seiyaku Co. Ltd.**

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.