Form 10-Q
period 2004-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2004-08-03
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California	94-3010150
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

505 Penobscot Drive, Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

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

There were 88,307,762 shares of the registrant’s common stock issued and outstanding on July 30, 2004.

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

•	estimates relating to the timing and completion of our pending clinical trials;

•	the results of our confirmatory clinical trial of Prestara™;

•	potential U.S. Food and Drug Administration, or FDA, actions with respect to our New Drug Application, or NDA, for Prestara, including whether or not the Prestara NDA ultimately will receive marketing approval;

•	if the NDA for Prestara is ultimately approved, our plans and ability to successfully commercialize Prestara for systemic lupus erythematosus;

•	our ability to secure a European partner for Prestara;

•	our strategy for pursuing approval of Prestara in Europe, ability to obtain approval of Prestara in Europe, and the timing of any such approval;

•	estimates relating to our cash resources and our ability to obtain additional funding for our business plans;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts.

     All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2. Among these are the risks that our Prestara™ clinical trial results are delayed, negative or inconclusive, that the FDA and foreign authorities may delay or deny approval of Prestara™, that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact any product launch or further clinical trials, and that our attempts to license our technologies to others may fail. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. Except for our ongoing obligations to disclose material information under federal securities laws, we assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Business Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. Actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,013	$26,530
Net assets of diagnostics business held for sale	—	582
Other current assets	747	874

Total current assets	24,760	27,986
Property and equipment, net	980	920
Long-term investments	960	960

	$26,700	$29,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,401	$1,934
Accrued compensation and related expenses	1,940	2,167
Unearned contract revenue	2,391	1,506

Total current liabilities	6,732	5,607
Accrued compensation	373	691
Unearned contract revenue	996	753

Total liabilities	8,101	7,051

Shareholders’ equity:
Common stock	230,593	227,172
Accumulated deficit	(211,994)	(204,357)

Total shareholders’ equity	18,599	22,815

	$26,700	$29,866

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Contract revenue	$667	$776	$1,356	$1,503

Operating expenses:
Research and development	3,923	3,645	8,127	7,037
General and administrative	1,669	1,615	3,252	3,171

Total operating expenses	5,592	5,260	11,379	10,208

Operating loss	(4,925)	(4,484)	(10,023)	(8,705)
Interest income, net	51	10	104	31

Loss from continuing operations	(4,874)	(4,474)	(9,919)	(8,674)
Discontinued operations:
Income from diagnostics business	—	194	262	194
Gain on sale of diagnostics business	2,020	—	2,020	—

Net loss	$(2,854)	$(4,280)	$(7,637)	$(8,480)

Loss per share from continuing operations	$(0.06)	$(0.08)	$(0.11)	$(0.15)

Net loss per share - basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.15)

Weighted average shares outstanding	88,018	58,617	87,854	56,005

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,637)	$(8,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	199	263
Income from discontinued operations of diagnostics business	(262)	(194)
Gain on sale of discontinued diagnostics business	(2,020)	—
Non-employee stock compensation	35	—
Changes in assets and liabilities:
Other current assets	88	160
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(164)	(132)
Unearned contract revenue	1,128	(1,025)

Net cash used in operating activities	(8,633)	(9,408)

Cash flows from investing activities:
Net cash received from sale of discontinued diagnostics subsidiary	2,989	—
Remittances from diagnostics subsidiary	—	200
Proceeds from sales and maturities of short-term investments	—	3,535
Capital expenditures	(259)	(52)

Net cash provided by investing activities	2,730	3,683

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,386	7,443

Net (decrease)/increase in cash and cash equivalents	(2,517)	1,718
Cash and cash equivalents, beginning of the period	26,530	3,035

Cash and cash equivalents, end of the period	$24,013	$4,753

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data)
(Unaudited)
June 30, 2004

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

     The accompanying unaudited condensed consolidated financial statements include the accounts of Genelabs Technologies, Inc. and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. Genelabs Technologies, Inc. and its subsidiaries are collectively referred to as Genelabs or the Company. All intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the discovery and development of pharmaceutical products. Prior to the disposition of Genelabs diagnostics business in April 2004, Genelabs accounted for its diagnostics subsidiary, Genelabs Diagnostics Pte. Ltd., or GLD, as a discontinued operation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The comparative balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications decreased research and development expenses by $291,000 for the six months ended June 30, 2003 and increased general and administrative expenses by the same amount.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(2,854)	$(4,280)	$(7,637)	$(8,480)
Stock-based employee compensation cost:
Included in net loss as reported	—	—	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical (Black-Scholes) fair value	(375)	(825)	(784)	(1,258)

Pro forma net loss as if the fair value method had been applied to all awards	$(3,229)	$(5,105)	$(8,421)	$(9,738)

Net loss per share as reported	$(0.03)	$(0.07)	$(0.09)	$(0.15)

Pro forma net loss per share as if the fair value method had been applied to all awards	$(0.04)	$(0.09)	$(0.10)	$(0.17)

3.	Comprehensive Loss

     During each of the three months and six months ended June 30, 2004 and 2003, the Company’s comprehensive loss was the same as the net loss.

4.	Earnings per Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company’s net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the three months ended June 30, 2004 and 2003 would have included an additional 3,112,000 and 337,000 shares, respectively, and for the six months ended June 30, 2004 and 2003 would have included an additional 3,092,000 and 256,000 shares, respectively, related to the Company’s outstanding stock options and warrants.

5.	License and Collaboration Agreement with Tanabe and Stock Purchase Agreement

     In January 2004, Genelabs granted Tanabe Seiyaku Co. Ltd. (Tanabe) an exclusive license to Prestara™ in Japan and received a $2 million non-refundable initial license fee. Genelabs has accounted for the non-refundable license fee as unearned contract revenue and is amortizing the unearned contract revenue into the statement of operations as Genelabs fulfills its obligations to Tanabe, which are estimated to extend through December 31, 2008. Under the terms of the agreement, Genelabs is entitled to additional milestone payments of up to $10 million based on pre-determined development goals and Genelabs is also entitled to royalties on any sales of Prestara in Japan. Also in January 2004, Genelabs sold 818,897 shares of its common stock to Tanabe for $2.6 million, or $3.175 per share.

6.	Sale of Diagnostics Business

     In April 2004, the Company closed the sale of its discontinued diagnostics subsidiary, GLD, and its immediate parent, Genelabs Asia Pte. Ltd., and received gross proceeds from the sale of $3.0 million. Prior to the sale Genelabs accounted for its diagnostics business as a discontinued operation. Net assets of the diagnostics business held for sale were $844,000 at March 31, 2004. Net proceeds from the sale were approximately $2.9 million, net of the costs of disposition. The Company has recorded a gain of approximately $2.0 million on the sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Overview

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. We are pursuing regulatory approval of Prestara™, an investigational drug for women with systemic lupus erythematosus, a disease for which no new drug has been approved in the United States in the past 40 years and for which current therapies are not adequate. We are also pursuing the discovery of novel antiviral compounds for treatment of hepatitis C infections, and have initiated preclinical development work in this area. We believe that these high-risk, potentially high-reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs.

     We have built drug discovery and clinical development capabilities that can support various research and development projects. We are concentrating our capabilities on:

•	developing our late-stage product for lupus, Prestara™;

•	advancing preclinical development of our HCV research program; and

•	discovering additional novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV.

     Our results of operations have fluctuated from period to period, and may continue to fluctuate in the future, based upon the progress of our research and development programs, variations in the level of expenditures that are dependent on the particular status of development each quarter, cash resources available to the Company, and the status of our collaborations with third parties. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our corporate collaborators and the uncertainty of regulatory approvals. We believe that many traditional financial measures of corporate performance, such as sales growth, net income or earnings per share are less important at our stage of development than other measures presently used by management to evaluate performance. The key measures of performance currently used at Genelabs are the progress of our research and development programs, the status of our corporate development and marketing relationships with corporate collaborators, and the securing of capital resources sufficient to enable us to further our research and development plans. Management utilizes these measures for corporate performance due to the great amount of time and capital that are required to get new drug products to the market. Should the Company be successful in its efforts to bring its products to market, the more traditional measures of corporate performance will become more relevant in evaluating performance.

     During the first half of 2004, there were a number of events impacting the business of Genelabs. The most significant of these was completing enrollment of patients into our confirmatory clinical trial, designated Study GL02-01, which is designed to measure the effect of Prestara on the bone mineral density of women with lupus who are also being treated with glucocorticoids. Completion of enrollment, which occurred in February 2004, sets the time for completion of treatment in the clinical trial, which is scheduled to occur in August 2004. After treatment in the clinical trial is finished, we will conduct a standard review of the data for completeness and accuracy before we analyze the results and determine if the trial was successful in demonstrating the effects of Prestara on women with lupus. We expect the results of this clinical trial to be available in the fourth quarter of 2004. During the first half of 2004 we also entered into a license agreement with Tanabe Seiyaku Co. Ltd. for the Japanese development and marketing rights to Prestara. The Tanabe agreement forms a relationship with a well established Japanese pharmaceutical company that plans to commercialize Prestara in Japan and is intended to allow development of the drug to progress in Japan, without the need for Genelabs to fund such development. It also provided us with cash proceeds of $4.6 million. Independent of the progress with Prestara in the United States and Japan, we elected to withdraw our Marketing Authorization Application for Prestara in Europe. As a consequence we will not receive a decision on approval of Prestara from the European regulatory authorities unless an application is resubmitted and its review completed. We presently plan to resubmit an application when we believe we can address the issues that were raised during the review of our recently withdrawn application. In research, lead compounds synthesized at Genelabs under our program to discover new treatments for infection with the hepatitis C virus met our criteria for advancement into preclinical development, and we initiated the preclinical development work. Also during the first half of 2004, we completed the sale of our diagnostics business, raising approximately $2.9 million that we intend to use to support our continuing operations in drug discovery and development.

Results of Operations – Second Quarter of 2004 compared to Second Quarter of 2003

     Summary

     Our net loss was $2.9 million for the three months ended June 30, 2004, compared to a net loss of $4.3 million for the three months ended June 30, 2003. The reduced net loss in the 2004 period compared to the 2003 period is primarily due to the $2.0 million gain on the sale of our discontinued diagnostics business, which was partially offset by higher research and development costs and lower income from the operations of the discontinued diagnostics business.

     Contract Revenue

     Contract revenue was $0.7 million in the second quarter of 2004 compared to $0.8 million in the second quarter of 2003. During the second quarter of 2004, the largest component of our contract revenue, $0.4 million, is the recognition of a portion of a previously received license payment from Watson Pharmaceuticals, Inc., or Watson. Revenue related to the payment is being amortized over the term Genelabs’ management estimates that we have significant obligations to Watson. We estimate that these significant obligations extend to the submission of a complete response to the approvable letter from the U.S. Food and Drug Administration, or FDA, and the FDA reaching a final decision regarding approval of our New Drug Application, or NDA. The date upon which we may receive a final FDA decision on approval will vary based upon, among other things, the time period necessary for the analysis of data from the clinical trial, the results of the trial, and the length of time the FDA will take to review the data submitted after the conclusion of the trial. Genelabs currently estimates that it will take until June 2005 for an FDA decision on the approval of our NDA. There can be no assurance that the clinical trial data will be positive, that the availability or analysis of the data will occur in the timeframe we estimate, or that the FDA will approve Prestara in the timeframe we estimate, or at all. The $0.1 million decrease in contract revenue for the second quarter of 2004 compared to the second quarter of 2003 was primarily due to an increase in the period over which we are amortizing the previously received up-front license fee from Watson.

     In January 2004 we granted Tanabe Seiyaku Co. Ltd., or Tanabe, an exclusive license to Prestara in Japan and received a $2.0 million non-refundable initial license fee. We have accounted for the non-refundable license fee as unearned contract revenue and are recognizing the revenue as we fulfill our significant obligations to Tanabe, including supplying Tanabe with clinical data and regulatory correspondence, drug material for clinical research and formulation, and potentially supplying commercial material. The amount of time it may take us to fulfill our obligations to Tanabe could vary significantly, based upon, among other things, the length of our development program for Prestara, including any post-marketing studies, the length of Tanabe’s development program for Prestara and whether Tanabe chooses to purchase commercial material through Genelabs. Based on our estimates regarding these significant various obligations, we are amortizing the up-front fee from Tanabe through December 31, 2008, and recognized less than $0.1 million of the up-front license fee received from Tanabe during the second quarter of 2004.

     Research and Development Expenses

     Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our costs are classified as research and development and are expensed as incurred. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward two major projects — developing Prestara™ as an investigational new drug for lupus and discovery of entirely new drugs. The following table breaks down our research and development expenses by major project (in thousands):

	For the three months ended June 30,
	2004	2003	Change
Drug development (Prestara™)	$1,519	$1,422	+7%
Drug discovery (HCV and DNA-binding/antifungal)	1,193	1,039	+15%
Support costs and other R&D	1,211	1,184	+2%

Total research and development	$3,923	$3,645	+8%

     Drug development costs for Prestara, our investigational drug for lupus, were approximately $0.1 million higher in the second quarter of 2004 than in the second quarter of 2003. The increase in costs is due to the clinical trial we are conducting to measure the effect of Prestara on the bone mineral density of women with lupus. The costs increased because there were more patients enrolled in this clinical trial during the second quarter of 2004 than there were for the same period in 2003. Drug discovery costs increased by $0.2 million in the second quarter of 2004 compared to the second quarter of 2003 due to a combination of higher personnel costs and increased usage of supplies. In both the second quarter of 2004 and the second quarter of 2003, substantially all of the drug discovery costs incurred were for our HCV program. Support costs and other R&D is primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and an incentive performance bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses were approximately the same in both in the second quarter of 2004 and the second quarter of 2003.

     Genelabs began work on its current drug development program, Prestara™ for systemic lupus erythematosus, in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from

Stanford University. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara through clinical trials to its current status with the FDA through June 30, 2004 have been approximately $44 million. If the clinical trial results, currently expected in the fourth quarter of 2004, are positive and the FDA approves Prestara, Genelabs expects to continue work on this project, seeking approval in other countries and investigating other indications and potential uses of the investigational drug. If the clinical trial results are not positive and the FDA does not approve Prestara, Genelabs plans to evaluate the results and the requirements for approval prior to making a decision on further development. We expect to incur additional costs after 2004, but these will be dependent on the clinical trial results and future decisions from the FDA and other regulatory authorities. Collaborations for Prestara are with Watson Pharmaceuticals, Inc. for North America, Tanabe Seiyaku Co., Ltd. for Japan and Genovate Biotechnology Co. Ltd. for Australia, New Zealand and Asian countries except Japan.

     Genelabs’ current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through June 30, 2004 of approximately $36 million, which, in addition to building these drug discovery capabilities, includes the Company’s earlier DNA-binding drug discovery efforts. Our earlier drug discovery efforts generated numerous compounds, including a preclinical candidate for Aspergillus, an often fatal systemic fungal infection. We are presently concentrating substantially all of our drug discovery efforts on our programs to discover new therapeutics for treatment of hepatitis C viral infections and on further advancing our current HCV compounds, including additional testing of our preclinical drug candidates. Due to the nature of drug discovery research, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote the majority of our drug discovery resources toward our hepatitis C drug discovery programs, while at the same time managing the level of expenditures to balance advancement of potential product candidates against Genelabs’ limited cash resources and the cash requirements for development of Prestara.

     General and Administrative Expenses

     General and administrative expenses were $1.7 million in the second quarter of 2004 compared to $1.6 million in the second quarter of 2003. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance.

     Gain on Sale of Diagnostics Business

     During the second quarter of 2004 Genelabs completed the sale of its discontinued diagnostics business, Genelabs Diagnostics Pte. Ltd., or GLD, and recorded a gain of $2.0 million. There was no comparable gain for the second quarter of 2003. Since GLD was sold in April 2004, there was no income recorded for the operations of the diagnostics business during the second quarter of 2004.

Results of Operations – First Six Months of 2004 compared to First Six Months of 2003

     Summary

     Our net loss was $7.6 million for the first six months of 2004 compared to a net loss of $8.5 million for the first six months of 2003. The reduced net loss in the 2004 period compared to the 2003 period is primarily due to the $2.0 million gain on the sale of our discontinued diagnostics business, partially offset by higher research and development costs.

     Contract Revenue

     Contract revenue was $1.4 million in the first half of 2004 compared to $1.5 million in the first half of 2003. During the first half of 2004, the largest component of our contract revenue, $0.8 million, was from the recognition into revenue of a portion of a previously received license payment from Watson. The amount recognized in the first half of 2004 was lower than in the first half of 2003 by approximately $0.2 million because after the first half of 2003 we extended the term over which we estimate we have significant obligations to Watson, based on the rate of enrollment into our confirmatory clinical trial. Other sources of revenue include royalties, which were $0.3 million in the first six months of 2004 and $0.2 million in the first six months of 2003, and data analysis services for pharmaceutical companies, which were $0.2 million for both the first six months of 2004 and the first six months of 2003. In the first half of 2004, we also recognized $0.1 million in revenue from the nonrefundable up-front license fee we received from Tanabe. There was no comparable revenue from Tanabe in the first half of 2003.

     Research and Development Expenses

     The following table breaks down our research and development expenses by major project (in thousands):

	For the six months ended June 30,
	2004	2003	Change
Drug development (Prestara™)	$3,264	$2,433	+34%
Drug discovery (HCV and DNA-binding/antifungal)	2,360	2,397	-2%
Support costs and other R&D	2,503	2,207	+13%

Total research and development	$8,127	$7,037	+15%

     Drug development costs for Prestara, our investigational drug for lupus, were approximately $0.8 million higher in the first six months of 2004 than in the first six months of 2003. The increase in costs was due to the clinical trial we are conducting to measure the effect of Prestara on the bone mineral density of women with lupus. The costs increased because there were significantly more patients enrolled in this clinical trial during the first half of 2004 than there were for the same period in 2003. Drug discovery costs were approximately the same in both the first half of 2004 and the first half of 2003, as higher on-going personnel costs and increased usage of supplies in the 2004 period offset costs related to a reduction in workforce that was implemented early in the first half of 2003. In the first half of 2004, nearly all of the drug discovery costs incurred were for our HCV program, through which we are seeking to discover new treatments for infection with the hepatitis C virus; in the first half of 2003, approximately 80% of the drug discovery costs were for our HCV program, with the remaining 20% incurred on our DNA-binding/antifungal program. Support costs and other R&D is primarily comprised of costs necessary to maintain a research and development facility and are allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses were higher by $0.3 million in the first six months of 2004 compared to the first six months of 2003 because of higher personnel costs, which were mostly related to a provision for employee bonuses that was higher in the 2004 period than in the 2003 period. This provision was higher in 2004 because the Company’s low level of cash early in 2003 did not make it probable that an incentive bonus would be paid, and, accordingly, no provision for employee incentive bonuses was made during the first part of 2003.

     General and Administrative Expenses

     General and administrative expenses were $3.3 million in the first half of 2004 compared to $3.2 million in the first half of 2003.

     Gain on Sale of Diagnostics Business

     During the first half of 2004 Genelabs sold GLD and recorded a gain of $2.0 million. There was no comparable gain for same period of 2003.

Liquidity and Capital Resources

     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents balances totaling $24.0 million at June 30, 2004. During the first half of 2004, our cash and cash equivalents decreased by $2.5 million, which was largely due to $8.6 million used in operations, partially offset by $3.0 million net received from the sale of our diagnostics business and $3.4 million received from the sale of our common stock. The $3.4 million received from the sale of our common stock will be used for general corporate purposes and included $2.6 million from the sale of common stock to Tanabe Seiyaku Co. Ltd. and $0.8 million from the exercise of stock options and warrants. During the second quarter of 2004, our cash used in operations was $4.9 million, which was greater than the $3.7 million cash used in operations during the first quarter of 2004 because during the first quarter of 2004 we received $2.0 million from Tanabe as an initial license fee for the Japanese development and marketing rights for Prestara, and this amount reduced the cash used in operations. The cash used in operations during the first half of 2004 funded our development of Prestara for lupus and our research on the discovery of new treatments for hepatitis C virus infection.

     Genelabs estimates that our current cash resources are adequate to provide liquidity into the second half of 2005. However, in 2005 we will require additional capital to carry out our business plans, and we expect to continue to rely on outside sources of financing to meet our capital needs. The Company is negotiating research collaborations for portions of its hepatitis C virus drug discovery programs, which, if completed, we expect would provide additional cash resources to Genelabs. In addition, Genelabs is in discussions with respect to potential licenses for the European rights to Prestara, but presently does not expect to enter into any agreements for the European rights to Prestara before the data become available from the pending clinical trial. If the data from the clinical trial are negative, our prospects for licensing Prestara in Europe and our ability to otherwise raise capital will be significantly adversely affected. Genelabs is also evaluating the sale of non-core assets and exploring other potential collaborations as sources of funding. The Company may be unable to complete any of these transactions as currently contemplated or at all.

     Longer-term, Genelabs’ liquidity and capital resources will be materially impacted by FDA actions with respect to our NDA for Prestara. If Prestara is approved for marketing in the U.S., Genelabs may receive a one-time milestone payment of up to $45 million from Watson. The amount of the milestone is divided between two potential approved indications for Prestara, and the data generated in our current clinical trial are not intended to support one of those indications, which is the reduction of steroid requirements in SLE patients. Receipt of a milestone payment from Watson would materially improve Genelabs’ liquidity and capital resources. However, Genelabs believes that the most important impact of the Watson collaboration for Genelabs’ long-term liquidity and capital resources is the significant royalties Genelabs is entitled to receive on net sales of Prestara. During the first three quarters after product launch, a separate royalty schedule applies to support the product launch.

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

     Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003. Other than operating leases with third parties for our principal research, clinical development and office facilities, the Company does not have any off-balance sheet arrangements. The terms of the operating leases remain the same as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

Risks related to Genelabs

If the results of our confirmatory clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, are not positive, the FDA will not approve Prestara and our business prospects will suffer.

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

     Before our North American partner, Watson, can market Prestara in the United States, the FDA must approve the Prestara New Drug Application, or NDA, submitted by Genelabs. In 2000, we submitted the NDA for Prestara to the FDA. In 2001 we received a letter from the FDA stating that the Prestara NDA was not approvable, listing deficiencies that must be addressed before the NDA could be approved. Throughout 2001 we worked with the FDA to respond to these issues. In 2002 we received an approvable letter which, among other things, requires us to conduct an additional clinical trial to confirm the positive effect of Prestara we previously noted on the bone mineral density of women with lupus who are receiving treatment with glucocorticoids. Even if the results of our clinical trial are positive, the FDA still has the authority to decline to approve Prestara. Moreover, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Genelabs’ business plans depend on FDA approval of Prestara in the United States, and if the clinical trial currently underway does not confirm our previous findings or if significant and new safety issues emerge, the FDA will not approve our new drug application in a timely manner, if at all, and our business would suffer because we would not be entitled to a milestone payment from Watson, we would not receive royalties from Prestara sales in the United States, which are our most significant near-term source of potential revenue, and the prospects for Prestara in other countries would be substantially diminished.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

     As part of our process of conducting clinical trials we rely on third parties such as medical institutions, clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If we are unable to find a European marketing partner for Prestara™ our business prospects will suffer because we do not have capabilities to market Prestara in Europe ourselves and we would lose a significant near-term source of potential revenue.

     Because we have limited sales, marketing and distribution capabilities and no established presence in Europe, our business plans include licensing the European marketing rights to Prestara to a larger pharmaceutical or biotechnology company with established marketing capabilities. If we are unable to find a European marketing partner, we would not be able to launch Prestara in Europe in a timely manner, if at all, even if it is approved. Our business would suffer because we would not be able to generate near-term revenue from Prestara in Europe.

If the FDA and the European regulatory authorities do not approve Prestara™ for marketing, our business prospects will suffer because Prestara is our only near-term source of potential revenue.

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

     If the regulatory agencies determine that Prestara can only be approved with significant additional requirements and we determine that it is not feasible for us to satisfy one or more of the requirements requested, we could be forced to abandon the development of Prestara. We cannot predict whether the regulatory agencies will require the submission of additional data in order to approve our applications, what these requirements may be, whether we will be successful in responding to requests from these agencies for additional requirements or whether there will be additional substantial obstacles to, or delays in, our development of Prestara for lupus. We recently withdrew our European application for Prestara because the regulatory authorities determined that the submitted data was insufficient for approval. While we intend to work with the European authorities towards resolving the remaining issues, there can be no assurance that we will ever receive approval in Europe.

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

     Our manufacturing and supply agreement with Patheon for Prestara capsules has an initial term through December 31, 2008, and is renewable for three-year terms thereafter, unless either party provides the other with twelve months’ notice prior to the end of the then-current term. The Patheon manufacturing supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party; by us in the event of an action preventing us from importing, exporting, purchasing or selling the product; or by Patheon on six months’ prior notice if we assign the agreement to an assignee that is not acceptable to Patheon. Our supply agreement for prasterone, the active ingredient in Prestara, has an initial term through May 29, 2005 and is automatically renewed for one-year periods unless either party provides the other with two years’ notice. The supplier may not terminate without cause during the initial term. The active ingredient supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party.

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

     The FDA requires the existence of at least one qualified manufacturer before it will approve a drug for commercialization. If we fail to maintain a relationship with at least one qualified supplier of prasterone and at least one qualified manufacturer of the Prestara finished pharmaceutical product it would negatively impact our business because the NDA could not be approved by the FDA. If our NDA is approved and our supplier or manufacturer fails to meet and maintain compliance with FDA requirements or if they fail to manufacture Prestara active ingredient, capsules and packaging as required for our needs, we may not be able to ship product in a timely manner, if at all. This failure could negatively impact our relationships with customers and would harm sales of Prestara. The following could harm our ability to manufacture and market Prestara:

•	the unavailability of adequate quantities of the active ingredient for commercial sale;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

•	the failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

•	the inability to develop alternative sources in a timely manner or at all;

•	inability or refusal of the manufacturers to meet our needs for any reason, such as loss or damage to facilities or labor disputes; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

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

     Our ability to market Prestara in Europe will depend upon our ability to obtain a European partner. As in the United States, successful marketing, promotion and distribution of this product in Europe are important to our success. As we have limited capabilities and will rely on our potential future European partner for marketing, promotion and distribution, if they fail to promote Prestara our business will suffer because we will not receive anticipated revenue from product sales.

We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.

     We have incurred losses each year since our inception and have accumulated approximately $212 million in net losses through June 30, 2004, including a net loss of $7.6 million in the first half of 2004 and a net loss of $19.8 million for the year ended December 31, 2003. If the FDA approves Prestara, we anticipate realizing a net loss at least until Prestara is sufficiently accepted by the market, and we may never achieve profitability. If the FDA does not approve Prestara, we may never be profitable and our revenues may never be sufficient to fund operations.

     On June 30, 2004, Genelabs had cash, cash equivalents and short-term investment balances totaling approximately $24 million. Genelabs estimates that our current cash resources are adequate to provide liquidity into 2005. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	our stock price and market capitalization are low, therefore we are limited with respect to the funds we can raise through equity financings;

•	our ability to successfully complete an additional equity financing will be negatively impacted should we become unable to meet Nasdaq’s listing requirements;

•	our ability to find a European marketing partner for Prestara would be negatively impacted if we are unable to address the concerns raised by the European regulatory authorities in their review of our Marketing Authorization Application; and

•	since our research programs are in an early stage, there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

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

We may be unable to attract or retain key personnel.

     Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, new and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to recruit for these positions.

Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely effect results.

     Our corporate headquarters is located at a single location on landfill in an area of California near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. California from time to time has experienced shortages of water, electric power and natural gas; future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Our computer systems may be vulnerable to failure or breaches of security.

     While we use computer systems that include the security and reliability features, there is a risk of breakdown and unauthorized access, including to our financial systems. While management makes efforts to assess risks and prevent and detect such security breaches, our research and development, and financial results, and our ability to accurately report such results, could be impacted if such unauthorized access were to occur and not be detected within our normal internal control procedures or breakdowns were to occur and not be promptly remedied.

Industry risks

Our activities involve hazardous materials and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

     Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and other highly flammable materials, some of which are pressurized, such as hydrogen. We use radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chromium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under state or federal statutes. We do not specifically insure against environmental liabilities or risks regarding our handling of hazardous materials. Additionally, an accident could damage, or force us to shut down, our research facilities and operations.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products, such as Prestara for lupus, if approved, injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have insurance coverage in amounts that we believe are customary for companies of our size and in our industry, including general liability insurance of $6 million, and sufficient for risks we typically face, we may not be able to maintain this type of insurance in a sufficient amount. We currently maintain $5 million of product liability insurance for claims arising from the use of our products in clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

Market risks

Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2003 and December 31, 2003, the price of our common stock fluctuated between $1.12 and $2.85 per share. Between January 1, 2004 and July 30, 2004, the price of our common stock fluctuated between $1.76 and $3.25 per share. In addition to the factors discussed in this Business Risks section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. We expect the price of our stock could fall considerably upon the announcement of clinical trial results for Prestara if these results are negative or inconclusive.

     In addition, numerous events occurring outside of our control may also impact the price of our common stock, including general market conditions or those related to the biopharmaceutical industry. Other companies have defended themselves against securities class action lawsuits following periods of volatility in the market price of their common stock. If a party brings this type of lawsuit against us, it could result in substantial costs and diversion of management’s time.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 2004, we held our annual meeting of shareholders. Shareholders voted on two proposals at the meeting and the voting results were as follows:

1.	Election of our Directors:

	Affirmative	Withheld
	Votes	Votes
Irene A. Chow	71,018,367	383,280
Arthur Gray, Jr.	70,981,404	420,243
H. H. Haight	70,981,380	420,267
Alan Y. Kwan	70,984,778	416,869
James A. D. Smith	71,036,514	365,133

2.	A proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was approved with 71,180,962 affirmative votes, 126,933 negative votes, and 93,752 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit
Number	Description
promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

          During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

          On April 22, 2004, we filed a Current Report on Form 8-K announcing the completion of the sale of our diagnostics business.

          On May 10, 2004, we filed a Current Report on Form 8-K attaching a press release for our 2004 first quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer:

/s/ James A.D. Smith
Date: August 3, 2004
James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ Matthew M. Loar
Date: August 3, 2004
Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

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