Form 10-Q
period 2004-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2004-11-04
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3010150 (I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip code)

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

There were 88,320,199 shares of the registrant’s common stock issued and outstanding on October 29, 2004.

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

•	results and analysis of our recent Prestara™ Phase III clinical trial in the United States and the follow-on open label clinical trial;

•	the clinical trial of prasterone being conducted by a licensee in Taiwan;

•	possible actions, if any, we may take relating to our New Drug Application, or NDA, for Prestara, filed with the U.S. Food and Drug Administration, or FDA;

•	our ability to achieve any milestones in our agreements with Gilead Sciences or other collaborators;

•	estimates relating to our cash resources and our ability to obtain additional funding for our business plans;

•	our ability to secure and defend intellectual property rights important to our business; and

•	the potential success of our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs.

        All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Business Risks section at the end of Item 2. Among these are the risks that clinical trial results of Prestara™ or similar formulations are abandoned, delayed, negative, inconclusive or not usable to support regulatory approval, that the FDA and foreign authorities may delay or deny approval of Prestara™, that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact clinical trials, that our research programs may fail and that our attempts to license our technologies to others may fail. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. Except for our ongoing obligations to disclose material information under federal securities laws, we assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Business Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. Actual results could differ materially from those expressed or implied in these statements. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,502	$26,530
Net assets of diagnostics business held for sale	—	582
Other current assets	810	874

Total current assets	20,312	27,986
Property and equipment, net	954	920
Long-term investments	960	960

	$22,226	$29,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,118	$1,934
Accrued compensation and related expenses	2,247	2,167
Unearned contract revenue	1,219	1,506

Total current liabilities	5,584	5,607
Accrued compensation	373	691
Unearned contract revenue	2,014	753

Total liabilities	7,971	7,051

Shareholders’ equity:
Common stock	230,620	227,172
Accumulated deficit	(216,365)	(204,357)

Total shareholders’ equity	14,255	22,815

	$22,226	$29,866

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Contract revenue	$399	$698	$1,755	$2,201

Operating expenses:
Research and development	3,284	4,428	11,411	11,465
General and administrative	1,545	1,244	4,797	4,415

Total operating expenses	4,829	5,672	16,208	15,880

Operating loss	(4,430)	(4,974)	(14,453)	(13,679)
Interest income, net	59	4	163	35

Loss from continuing operations	(4,371)	(4,970)	(14,290)	(13,644)
Discontinued operations:
Income from diagnostics business	—	133	262	327
Gain on sale of diagnostics business	—	—	2,020	—

Net loss	$(4,371)	$(4,837)	$(12,008)	$(13,317)

Loss per share from continuing operations	$(0.05)	$(0.08)	$(0.16)	$(0.23)

Net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.14)	$(0.23)

Weighted average shares outstanding	88,313	62,745	88,007	58,252

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,008)	$(13,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	302	379
Income from discontinued operations of diagnostics business	(262)	(327)
Gain on sale of discontinued diagnostics business	(2,020)	—
Non-employee stock compensation	35	—
Changes in assets and liabilities:
Other current assets	25	(149)
Accounts payable, accrued liabilities, accrued compensation and long-term obligations	(140)	815
Unearned contract revenue	974	(1,464)

Net cash used in operating activities	(13,094)	(14,063)

Cash flows from investing activities:
Net cash received from sale of discontinued diagnostics subsidiary	2,989	—
Remittances from diagnostics subsidiary	—	350
Proceeds from sales and maturities of short-term investments	—	3,535
Capital expenditures	(336)	(57)

Net cash provided by investing activities	2,653	3,828

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,413	9,892

Net decrease in cash and cash equivalents	(7,028)	(343)
Cash and cash equivalents, beginning of the period	26,530	3,035

Cash and cash equivalents, end of the period	$19,502	$2,692

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data)
(Unaudited)
September 30, 2004

1. Significant Accounting Policies

     Basis of Presentation

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of novel pharmaceutical products to improve human health. The Company has built drug discovery and clinical development capabilities that can support various research and development projects. The Company is currently concentrating its capabilities on discovering and optimizing novel lead compounds that selectively inhibit replication of the hepatitis C virus, or HCV, and advancing preclinical development of its HCV research program. The Company is evaluating its lupus drug candidate, which recently failed to achieve the endpoints in a Phase III clinical trial in the United States.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The comparative balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications decreased research and development expenses by $444,000 for the nine months ended September 30, 2003 and increased general and administrative expenses by the same amount.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(4,371)	$(4,837)	$(12,008)	$(13,317)
Stock-based employee compensation cost:
Included in net loss as reported	—	—	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical (Black-Scholes) fair value	(340)	(446)	(1,124)	(1,704)

Pro forma net loss as if the fair value method had been applied to all awards	$(4,711)	$(5,283)	$(13,132)	$(15,021)

Net loss per share as reported, basic and diluted	$(0.05)	$(0.08)	$(0.14)	$(0.23)

Pro forma net loss per share, basic and diluted, as if the fair value method had been applied to all awards	$(0.05)	$(0.08)	$(0.15)	$(0.26)

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. As proposed, Genelabs would be required to implement the standard in the third quarter of 2005 and the cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on the date of implementation, July 1, 2005. The proposed FAS 123R addresses the accounting for stock options issued to employees, and would eliminate the ability to account for employee stock options using the intrinsic value method currently used by the Company. Instead, the proposed FAS 123R would require that these options be accounted for using a fair-value based method, and the Company would be required to recognize an expense for stock options issued to employees and also for employees’ participation in the Company’s stock purchase plan. The FASB expects to issue a final standard by December 31, 2004. Genelabs is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

3. Comprehensive Loss

     During each of the three months and nine months ended September 30, 2004 and 2003, the Company’s comprehensive loss was the same as the net loss.

4. Earnings per Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company’s net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the three months ended September 30, 2004 and 2003 would have included an additional 2,366,000 and 274,000 shares, respectively, and for the nine months ended September 30, 2004 and 2003, would have included an additional 2,846,000 and 261,000 shares, respectively, related to the Company’s outstanding stock options and warrants.

5. License and Collaboration Agreement with Tanabe and Stock Purchase Agreement

     In January 2004, Genelabs granted Tanabe Seiyaku Co. Ltd. (Tanabe) an exclusive license to Prestara™ in Japan and received a $2.0 million non-refundable initial license fee. Genelabs has accounted for the non-refundable license fee as unearned contract revenue and is amortizing the unearned contract revenue into the statement of operations as Genelabs fulfills its obligations to Tanabe, which are estimated to extend through December 31, 2008. Under the terms of the agreement, Genelabs is entitled to additional milestone payments of up to $10.0 million based on pre-determined development goals and Genelabs is also entitled to royalties on any sales of Prestara in Japan. Also in January 2004, Genelabs sold 818,897 shares of its common stock to Tanabe for $2.6 million, or $3.175 per share.

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

7. Subsequent Events

     On October 5, 2004, the Company announced that a Phase III clinical trial of its lupus drug candidate, Prestara™, did not reach its primary endpoint. The Company is continuing its analysis of the data and evaluating its development options for Prestara. As a result of the clinical trial not meeting its primary endpoint, the Company is extending the term over which it is amortizing a previously received up-front payment related to the development of Prestara, beginning in the third quarter of 2004. This change in accounting estimate reduced contract revenue and increased net loss by $292,000 for the three months and nine months ended September 30, 2004.

     On October 6, 2004, the Company received $8.9 million from Gilead Sciences, Inc. under a research collaboration and license agreement that was signed on September 29, 2004 with an October 1, 2004 effective date. The payment from Gilead included a nonrefundable $8.0 million upfront payment as well as research funding for one calendar quarter. Under the terms of the agreement, Gilead is obligated to make additional quarterly payments to Genelabs over a three-year period to fund Genelabs’ research to discover new nucleoside inhibitors of the HCV polymerase. In addition, Genelabs is entitled to milestone payments of up to $38.0 million for each Genelabs compound developed by Gilead under the agreement, based upon the achievement of specified development and regulatory goals. Genelabs is also entitled to royalties on any net sales of future products developed from the Genelabs compounds.

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

Overview

     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company pioneering the discovery and development of novel pharmaceutical products to improve human health. We have built drug discovery and clinical development capabilities that can support various research and development projects. We are also pursuing the discovery of novel antiviral compounds for treatment of hepatitis C infections, and have initiated preclinical development work in this area. We believe that these high-risk, potentially high-reward programs focus our research and development expertise in areas where we have the opportunity to be scientific pioneers and, if successful, we believe that these programs will yield products that will address diseases for which current therapies are inadequate. At the same time, our established capabilities can be utilized as we diversify our research and development programs. We are currently evaluating what actions to take regarding Prestara™, an investigational drug for women with systemic lupus erythematosus, which recently failed to meet its endpoints in a Phase III trial.

We are concentrating our capabilities on:

•	advancing preclinical development of our hepatitis C virus, or HCV, research program;

•	discovering additional novel lead compounds that selectively inhibit replication of HCV;

•	evaluating other targets for our research program; and

•	evaluating what actions to take regarding our Prestara™ clinical program.

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

Recent Developments

Prestara clinical trial

     On October 5, 2004, we announced that our Phase III confirmatory clinical trial, Study GL02-01, for our investigational new drug, Prestara (prasterone), also referred to as GL701, Aslera™ and Anastar™, failed to meet its primary endpoint. Study GL02-01 was a double-blind, placebo-controlled clinical trial that was designed to determine whether Prestara would improve the bone mineral density of women with systemic lupus erythematosus, or lupus, who were taking glucocorticoids. Genelabs previously completed a one-year Phase III clinical trial, designated Study GL95-02, which included a nested study in which the group of patients receiving Prestara had increased bone mineral density, compared to a decrease in the bone mineral density for the group of patients receiving placebo.

     Lupus is a severe, chronic and debilitating autoimmune disease that can affect the muscular, skeletal and nervous systems as well as the lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone.

     In 2000, we submitted our New Drug Application, or NDA, for Prestara to the U.S. Food and Drug Administration, or FDA. In 2002 we received an approvable letter which, among other things, required us to conduct an additional clinical trial to confirm a positive effect of Prestara on the bone mineral density of women with lupus who were receiving glucocorticoids, as was previously noted in a nested study contained in Study GL95-02. After receiving the approvable letter, we conducted a Phase III clinical trial at 26 sites in the United States and Mexico that was designed to confirm the positive effect on bone mineral density previously noted. On October 5, 2004 we announced that a preliminary analysis of the data from this trial indicated that Prestara did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara and the group taking placebo. Separately, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms. We are continuing to analyze the data in an attempt to determine the reasons why the trial did not detect a difference in bone mineral density between the Prestara and placebo treatment groups; however, it is not likely that the cause or causes of the trial results can be identified with certainty. We presently cannot estimate how long it will take us to complete the analysis of the data from Study GL02-01 and subsequently discuss the data with the FDA, nor can we estimate what we will learn from the completion of the analysis and from our discussions with the FDA.

     All patients who completed Study GL02-01 were eligible to enroll into a one-year open-label follow-on study, which we have designated Study GL03-01. GL03-01 is designed to dose all patients with Prestara and all patients are scheduled to have additional bone mineral density measurements at six months and twelve months. Approximately 115 patients from our double-blind Study GL02-01 elected to enroll into Study GL03-01. This study is ongoing. There can be no assurance that the data from GL03-01 will be positive or will have any positive effect on our Prestara NDA. We may later decide to terminate GL03-01 based on our analysis of GL02-01 or because of other factors.

     Separately, there is also a clinical trial of prasterone being conducted by Genovate Biotechnology Co., Ltd., referred to as Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. The Genovate study is a double-blind, placebo-controlled clinical trial similar in design to our Study GL02-01, with bone mineral density as its primary endpoint, but has a longer treatment duration of nine months, compared to six months for our study. While the Taiwan trial is not being conducted under a U.S. Investigational New Drug application, commonly referred to as an IND, we believe it is designed to comply with Good Clinical Practices, or GCPs, under the International Conference on Harmonization. The Genovate trial has enrolled 88 patients and the last patient visit currently is scheduled to occur in the first quarter of 2005. There can be no assurance that the trial will ever be completed or that the results will be made available to us or will be usable to support our development program for Prestara. We cannot predict whether the Taiwan study will be positive, and even if the results of the Taiwan trial are positive, we do not know whether it would be useful for our plans to develop Prestara or whether it could overcome the failure of our U.S. trial to reach its endpoints. If the results of the Taiwan trial are positive, we intend to submit them to the FDA to support our Prestara NDA, however, we cannot predict whether the FDA would consider such data. Genelabs holds approximately 8% of the equity in Genovate, which was formerly called Genelabs Biotechnology Co., Ltd. The chairman of our board of directors, Irene A. Chow, Ph.D., is also chairman of the board of directors of Genovate.

Hepatitis C virus research collaboration and license agreement

     On September 29, 2004 Genelabs signed an agreement with Gilead Sciences, Inc., referred to as Gilead, to collaborate in the research, development and commercialization of novel compounds for the treatment of infection caused by the hepatitis C virus, or HCV, beginning October 1, 2004. On October 6, 2004, under the terms of the agreement, Gilead paid the Company a nonrefundable $8.0 million upfront payment and $0.9 million as the first installment of its obligation to pay $3.6 million in research funding for each of the first two years of the agreement, increasing to $4.0 million in the third year. In return the Company will devote a specified number of scientists to the program and provide Gilead with exclusive access to certain compounds developed by Genelabs in the program. The Company could also earn milestone payments for each such compound developed by Gilead under the agreement, based upon the achievement of specified development and regulatory goals. Gilead will receive exclusive worldwide license rights and is obligated to pay the Company a royalty on any net sales of future products developed from the Genelabs compounds.

Results of Operations – Third Quarter of 2004 compared to Third Quarter of 2003

     Summary

     Our net loss was $4.4 million for the three months ended September 30, 2004, compared to a net loss of $4.8 million for the three months ended September 30, 2003. The lower net loss in the 2004 period compared to the 2003 period is primarily due to lower research and development costs, partially offset by lower contract revenue.

     Contract Revenue

     Contract revenue was $0.4 million in the third quarter of 2004 compared to $0.7 million in the third quarter of 2003. During the third quarter of 2004, contract revenue was comprised of payments received regularly by us under royalty and contract service arrangements as well as the pro-rata recognition of revenue from two up-front license payments that were previously received. These two up-front license payments were both related to rights for Prestara™, our investigational drug for lupus, and we classify these payments as “unearned contract revenue” upon receipt and amortize these payments into revenue based on management’s estimates of the time it will take us to fulfill the significant obligations under each of the agreements.

     One of these up-front payments was a $10.0 million payment by Watson Pharmaceuticals, Inc., or Watson, in 2000 for the North American commercialization rights for Prestara. Effective with the beginning of the third quarter of 2004, we are extending the amortization period for the unearned contract revenue from the Watson agreement and thus reducing the quarterly revenue recognized under the agreement. We are extending the term now because we do not presently expect a U.S. Food and Drug Administration, or FDA, decision on approval of our New Drug Application, or NDA, by June 2005, the previous date through which we were amortizing the up-front payment from Watson. We extended the term upon learning the results of our Phase III clinical trial, which did not demonstrate a beneficial effect of Prestara compared to placebo. The new amortization term extends to December 31, 2008. However, because we have not completed the analysis of the results of our clinical trial and have not met with the FDA to discuss the results, we presently do not know what we will decide for the future development of Prestara, and consequently the time it will take us to fulfill our obligations to Watson. We are able to determine, however, that these obligations will likely not be completed by June 2005 and as a consequence we have extended the amortization period. This amortization period may be changed again in the future once we determine our plan for the future development of Prestara in the United States. One possibility may be to cease further development of Prestara in the United States. After the extension of the term, contract revenue recognized in the third quarter of 2004 related to our agreement with Watson was approximately $0.1 million. The extension of the amortization period for these obligations reduced contract revenue by $0.3 million compared to the third quarter of 2003, and also compared to the amortization period that was in place immediately before the third quarter of 2004.

     In January 2004 we granted Tanabe Seiyaku Co. Ltd., or Tanabe, an exclusive license to Prestara in Japan and received a $2.0 million non-refundable initial license fee. We have accounted for the non-refundable license fee as unearned contract revenue and are recognizing the revenue as we fulfill our significant obligations to Tanabe, including supplying Tanabe with clinical data and regulatory correspondence, drug material for clinical research and formulation, and potentially supplying commercial material. The amount of time it may take us to fulfill our obligations to Tanabe could vary significantly, based upon, among other things, the length of our development program for Prestara, whether we discontinue development of Prestara, the length of Tanabe’s development program for Prestara and whether Tanabe chooses to purchase commercial material through Genelabs. Based on our estimates regarding these significant various obligations, we are amortizing the up-front fee from Tanabe through December 31, 2008, and recognized less than $0.1 million of the up-front license fee received from Tanabe during the third quarter of 2004.

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

	For the three months
	ended September 30,
	2004	2003	Change
Drug development (Prestara™)	$1,211	$2,138	-43%
Drug discovery (HCV and DNA-binding/antifungal)	1,086	1,055	+3%
Support costs and other R&D	987	1,235	-20%

Total research and development	$3,284	$4,428	-26%

     Drug development costs for Prestara, our investigational drug for lupus, were approximately $0.9 million lower in the third quarter of 2004 than in the third quarter of 2003. The decrease in costs was due to a lower number of patients under treatment in the clinical trial we conducted to measure the effect of Prestara on the bone mineral density of women with lupus. The treatment period ended during the third quarter of 2004, while we were increasing enrollment and actively recruiting patients during the third quarter of 2003. Drug discovery costs were similar in both the third quarter of 2004 and the third quarter of 2003, with inflationary-level increases related to personnel costs. In each of these periods substantially all of the drug discovery costs incurred were for our HCV program. Support costs and other R&D is primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and an incentive performance bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses were lower in the third quarter of 2004 compared to the third quarter of 2003 as the Company estimated a lower provision for the incentive performance bonuses in the 2004 period.

     Genelabs began work on its current drug development program, Prestara™ for systemic lupus erythematosus, in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this drug candidate, we have built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara through clinical trials to its current status with the FDA through September 30, 2004 have been approximately $46 million. In the fourth quarter of 2004, Genelabs unblinded the results of the Phase III clinical trial that was designed to evaluate the ability of Prestara to improve the bone mineral density of women with lupus taking glucocorticoids. The clinical trial failed to meet its primary and secondary endpoints. Genelabs is presently evaluating the results and preparing for discussions with the FDA prior to making a decision on the future development of Prestara. In the meantime, we expect to continue to incur additional costs for Prestara, which include an open-label one-year follow-on study to the double-blind trial recently completed, but the amount and timing of these future costs will depend on the results of the analysis of the clinical trial results, future decisions from the FDA and other regulatory authorities, and possibly the results of a trial currently being conducted by Genovate, a licensee in Taiwan. Collaborations for Prestara are with Watson Pharmaceuticals, Inc. for North America, Tanabe Seiyaku Co., Ltd. for Japan and Genovate for Australia, New Zealand and Asian countries except Japan.

     Genelabs’ current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through September 30, 2004 of approximately $37 million, which, in addition to building these drug discovery capabilities, includes the Company’s earlier DNA-binding drug discovery efforts. Our earlier drug discovery efforts generated numerous compounds, including a preclinical candidate for Aspergillus, an often fatal systemic fungal infection. We are presently concentrating substantially all of our drug discovery efforts on our programs to discover new therapeutics for treatment of hepatitis C viral infections and on further advancing our current HCV compounds, including additional testing of our preclinical drug candidates.

     Under the terms of the agreement with Gilead, beginning in the fourth quarter of 2004 Genelabs has committed to assign a minimum number of its scientists to work on this program. Genelabs does not expect its drug discovery research costs to increase in order for the Company to fulfill its obligations to Gilead, because there were a similar number of scientists working on the program prior to our entering into the Gilead agreement. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote the majority of our drug discovery resources toward our hepatitis C drug discovery programs, while at the same time managing the level of expenditures to balance advancement of potential product candidates against Genelabs’ limited cash resources and the cash requirements for potential development of Prestara.

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

     General and Administrative Expenses

     General and administrative expenses were $1.5 million in the third quarter of 2004 compared to $1.2 million in the third quarter of 2003. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. The increased general and administrative costs during the third quarter of 2004 compared to the third quarter of 2003 were primarily patent-related costs for our hepatitis C drug discovery programs.

     Discontinued Operations

     During the second quarter of 2004 Genelabs completed the sale of its discontinued diagnostics business, Genelabs Diagnostics Pte. Ltd., or GLD, and, accordingly, there was no income or loss recorded for this operation during the third quarter of 2004.

Results of Operations – First Nine Months of 2004 compared to First Nine Months of 2003

     Summary

     Our net loss was $12.0 million for the first nine months of 2004 compared to a net loss of $13.3 million for the first nine months of 2003. The reduced net loss in the 2004 period compared to the 2003 period is primarily due to the $2.0 million gain on the sale of our discontinued diagnostics business, partially offset by lower contract revenue and higher general and administrative costs.

     Contract Revenue

     Contract revenue was $1.8 million in the first nine months of 2004 compared to $2.2 million in the first nine months of 2003. The amount recognized in the first nine months of 2004 was lower than in the first nine months of 2003 primarily because we extended the term over which we estimate we have significant obligations to Watson, our North American licensee for Prestara. Other sources of revenue include royalties, which were $0.5 million in the first nine months of 2004 and $0.4 million in the first nine months of 2003, and data analysis services for pharmaceutical companies, which were $0.3 million for the first nine months of 2004 and $0.4 million for the first nine months of 2003. In the first nine months of 2004, we also recognized $0.2 million in revenue from the $2.0 million nonrefundable up-front license fee we received from Tanabe in January 2004. There was no comparable revenue from Tanabe in the first nine months of 2003.

     Research and Development Expenses

     The following table breaks down our research and development expenses by major project (in thousands):

	For the nine months
	ended September 30,
	2004	2003	Change
Drug development (Prestara™)	$4,475	$4,571	-2%
Drug discovery (HCV and DNA-binding/antifungal)	3,446	3,452	—
Support costs and other R&D	3,490	3,442	+1%

Total research and development	$11,411	$11,465	—

     Drug development costs for Prestara, our investigational drug for lupus, were approximately $0.1 million lower in the first nine months of 2004 than in the first nine months of 2003. Costs were similar in the 2004 period and the 2003 period as savings from a slightly lower average number of patients being treated in the Phase III clinical trial during the 2004 period were nearly offset by higher personnel costs. Drug discovery costs were also approximately the same in both the first nine months of 2004 and the first nine months of 2003, as higher on-going personnel costs and increased usage of supplies in the 2004 period offset costs related to a reduction in workforce that was implemented early in 2003. In each period, substantially all of the drug discovery costs incurred were for our HCV programs. Support costs and other R&D is primarily comprised of costs necessary to maintain a research and development facility and are allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses were also similar in the first nine months of 2004 and the first nine months of 2003.

     General and Administrative Expenses

     General and administrative expenses were $4.8 million in the first nine months of 2004 compared to $4.4 million in the first nine months of 2003, an increase that was primarily related to higher patent costs for compounds discovered in HCV programs as well as increased finance department costs related to the company’s efforts to comply with new external reporting requirements. Genelabs management expects general and administrative costs to continue to increase as a result of additional anticipated patent-related costs and additional costs of complying with various regulations.

     Discontinued Operations

     During the first nine months of 2004 Genelabs sold GLD and recorded a gain of $2.0 million. There was no comparable gain for same period of 2003.

Liquidity and Capital Resources

     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents balances totaling $19.5 million at September 30, 2004. During the first nine months of 2004, our cash and cash equivalents decreased by $7.0 million, which was largely due to $13.1 million used in operations, partially offset by $3.0 million received from the sale of our diagnostics business and $3.4 million received from the sale of our common stock. The $3.4 million received from the sale of our common stock will be used for general corporate purposes and included $2.6 million from the sale of common stock to Tanabe Seiyaku Co. Ltd. and $0.8 million from the exercise of stock options and warrants. Our cash used in operations was $4.5 million, $4.9 million, and $3.7 million during the third, second and first quarters of 2004, respectively. The cash used in operations for the second and third quarters of 2004 were each greater than the cash used in operations during the first quarter of 2004 because during the first quarter of 2004 we received $2.0 million from Tanabe as an initial license fee for the Japanese development and marketing rights for Prestara, and this amount reduced the cash used in operations. The cash used in operations during the first nine months of 2004 funded our development of Prestara for lupus and our research on the discovery of new treatments for hepatitis C virus infection.

     After giving effect to the $8.9 million we received from Gilead Sciences, Inc. early in the fourth quarter of 2004, we presently estimate that our current cash resources are adequate to provide liquidity into the first half of 2006. However, prior to then we will require additional capital to carry out our business plans, and we expect to continue to rely on outside sources of financing to meet our capital needs. The Company is considering entering into additional research collaborations, such as for the non-nucleoside portion of its hepatitis C virus drug discovery program, and is also evaluating the sale of non-core assets and exploring other potential collaborations as potential sources of funding. The Company may be unable to complete any of these transactions as currently contemplated or at all.

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

     To meet our capital needs we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The current trading price of our stock will materially and adversely affect our ability to raise funds through the issuance of stock. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Genelabs

The results of our confirmatory clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and diminishing our business prospects.

     Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Prestara (prasterone), also referred to as GL701, Aslera™ and Anastar™, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the musculoskeletal and nervous systems, lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

     Before a drug can be marketed in the United States, the FDA must approve the drug’s New Drug Application, or NDA. In 2000, we submitted the NDA for Prestara to the FDA. In 2002 we received an approvable letter which, among other things, required us to conduct an additional clinical trial to confirm a positive effect of Prestara on the bone mineral density of women with lupus who are receiving treatment with glucocorticoids. We conducted that clinical trial and a preliminary analysis of the data indicated that the trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara and the group taking placebo. Additionally, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms. We are continuing to analyze the data in an attempt to determine the reasons why the trial failed, however, it is not likely that the cause or causes of failure can be identified with certainty.

     We are aware of an on-going clinical trial of prasterone which is being conducted by Genovate Biotechnology Co., Ltd., referred to as Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. We believe that the Genovate trial has enrolled 88 patients and that the last patient visit currently is scheduled to occur during the first quarter of 2005. There can be no assurance that the trial will ever be completed, that the results will be made available to us or that the results will be usable to support our development program for Prestara. Given the negative results in our trial in the U.S., there can be no assurance that the results in the Genovate trial will be positive or, even if the data is positive, that it will be useful for our development of Prestara in the United States or elsewhere.

     Moreover, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent regulatory approval. Genelabs’ business plans depend on FDA approval of Prestara in the United States, and if we are not able to obtain FDA approval for Prestara in a timely manner, or if significant and new safety issues emerge, our business would suffer because we would not be entitled to a milestone payment from Watson, we would not receive royalties from Prestara sales in the United States, which are our most significant near-term source of potential revenue, and the prospects for Prestara in other countries would be substantially diminished.

Because we may not continue to qualify for listing on the Nasdaq quotation system, the value of your investment in Genelabs may substantially decrease.

     Genelabs currently does not meet the requirements of the Nasdaq National Market System, and has not met such requirements since the announcement of its negative clinical trial results on October 5, 2004. Although we have not received any notice from Nasdaq that we are not in compliance with their National Market listing standards, such letter may come in November if the closing bid price of our stock remains below $1.00. To maintain its listing on the Nasdaq National Market, Genelabs is required, among other things, to either maintain stockholders’ equity of at least $10 million or a market value of at least $50 million, as well as to maintain a closing bid price of at least $1.00 per share of common stock. If Genelabs is unable to meet or maintain compliance with these requirements, it may be delisted from the National Market System. If delisted from the Nasdaq National Market, Genelabs might apply for listing on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market, however, also has listing requirements, which Genelabs may fail to meet for initial listing or with which Genelabs may fail to maintain compliance. Delisting from the National Market System could adversely affect the trading price of our common stock, and delisting from the Nasdaq SmallCap Market could significantly limit the liquidity of our common stock and adversely affect its trading price.

We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.

     We have incurred losses each year since our inception and have accumulated approximately $216 million in net losses through September 30, 2004, including a net loss of $12.0 million in the first nine months of 2004 and a net loss of $19.8 million for the year ended December 31, 2003. We may never be profitable and our revenues may never be sufficient to fund operations.

     We presently estimate that our current cash resources are adequate to provide liquidity into the first half of 2006. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	the current trading price of our stock will materially and adversely effect our ability to raise funds through the issuance of stock;

•	we currently do not meet Nasdaq’s listing requirements and our ability to successfully complete an additional equity financing will be negatively impacted should we become unable to meet Nasdaq’s listing requirements in a timely manner;

•	since our research programs are in an early stage, there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

     As part of our process of conducting clinical trials we rely on third parties such as medical institutions, clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. Additionally, the Taiwan clinical trial is conducted by another company, Genovate, and we do not have control over the conduct of that trial. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If we are unable to find a European marketing partner for Prestara™ our business prospects will suffer because we do not have capabilities to market Prestara in Europe ourselves and we would lose a significant source of potential revenue.

     Because we have limited sales, marketing and distribution capabilities and no established presence in Europe, our business plans include licensing the European marketing rights to Prestara to a larger pharmaceutical or biotechnology company with established marketing capabilities. If we are unable to find a European marketing partner, we would not be able to launch Prestara in Europe in a timely manner, if at all, even if it is approved. Our business would suffer because we would not be able to generate near-term revenue from Prestara in Europe. Given the failure of our United States clinical trial, it is unlikely that we will be able to secure a European marketing partner in the near term, if at all.

If our Japanese marketing partner for Prestara™ does not obtain approval to market Prestara in Japan, our business prospects will suffer because we do not have capabilities to develop Prestara for Japan ourselves and we would lose a significant source of potential revenue.

     Similar regulatory requirements exist in Japan and elsewhere in the world. Genelabs has not conducted any clinical trials for Prestara for lupus in other countries. Our licensee in Japan, Tanabe Seiyaku Co., Ltd. or Tanabe, has not conducted clinical trials for Prestara in Japan. Given the recent negative results in our United States clinical trial, there can be no assurance that Tanabe will proceed with clinical trials, or if it does, that the results from such trials will be positive.

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

     We believe that we are current in all material obligations under both of these agreements. In the event of termination or expiration of one or both of these agreements, we believe that we would be able to find alternative suppliers, however, we may not be able to secure these arrangements in a timely manner or on favorable terms and we would need to devote substantial time and expense to transfer the process of manufacture, and receiving regulatory qualifications.

     The following could harm our ability to manufacture Prestara:

•	the unavailability of adequate quantities of the active ingredient;

•	the loss of a supplier’s or manufacturer’s regulatory approval;

•	the failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

•	the failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

•	the inability to develop alternative sources in a timely manner or at all;

•	inability or refusal of the manufacturers to meet our needs for any reason, such as loss or damage to facilities or labor disputes; and

•	competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers.

We may be unable to obtain patents or protect our intellectual property rights, or others could assert their patents against us.

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

     If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications Genelabs has filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Prestara owned by others might exist that we do not currently know about now or in the future. We might not be able to obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

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

Our research collaborations may fail.

     We have entered into a research collaboration with Gilead Sciences, Inc., referred to as Gilead, and we may enter into future collaborations with Gilead or other companies. There can be no assurance that our research will result in any useful products, that our collaborator will continue to fund our research beyond its obligation in the research contract, that our collaborator will not breach its contract, or that our collaborator will successfully develop and commercialize the results of the research. We are dependent on our collaborator to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and to market and sell any products arising from the research. Factors which may cause our collaborator to fail in these efforts include: problems with toxicity, bioavailability or efficacy of the product candidate, difficulties in manufacture, non-compliance with regulatory requirements, emergence of competitive product candidates developed by the collaborator or by others, lack of patent protection for our product candidate or claims by others that it infringes their patents or other intellectual property rights. Collaboration on a research project also may result in disputes with the collaborator over rights to intellectual property or may result in the collaborator obtaining know-how which enables it to compete with us in the same area of research. Because research results are unpredictable, we may not achieve any of the milestones in the Gilead agreement.

We may be unable to attract or retain key personnel.

     Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. Furthermore, the negative results from our United States clinical trials of Prestara have significantly diminished our future business prospects, thus making it more difficult to retain existing employees and to recruit new employees. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, new and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to recruit for these positions.

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

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products, such as Prestara for lupus, if approved, injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have insurance coverage in amounts that we believe are customary for companies of our size and in our industry and sufficient for risks we typically face, including general liability insurance of $6 million, we may not be able to maintain this type of insurance in a sufficient amount. We currently maintain $5 million of product liability insurance for claims arising from the use of our products in clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

Market Risks

Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2003 and December 31, 2003, the price of our common stock fluctuated between $1.12 and $2.85 per share. Between January 1, 2004 and October 29, 2004, the price of our common stock fluctuated between $0.48 and $3.25 per share. In addition to the factors discussed in this Business Risks section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. The price of our stock fell considerably upon the announcement of our negative clinical trial results for Prestara and the price may decline further if we are unable to demonstrate a reasonable probability of obtaining approval for Prestara.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
10.18	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. **

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.

(b) Reports on Form 8-K

     During the quarter ended September 30, 2004, we filed the following reports on Form 8-K:

     On August 3, 2004, we filed a Current Report on Form 8-K attaching a press release for our financial results for the second quarter and first half of 2004.

     After the quarter ended September 30, 2004, we filed the following reports on Form 8-K:

     On October 4, 2004, we filed a Current Report on Form 8-K announcing a research collaboration and license agreement with Gilead Sciences, Inc. for the development of novel hepatitis C compounds.

     On October 7, 2004, we filed a Current Report on Form 8-K announcing the preliminary results of our Phase III clinical trial, Study GL02-01, for our investigational lupus drug, Prestara™.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

/s/ James A.D. Smith
Date: November 4, 2004
James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ Matthew M. Loar
Date: November 4, 2004
Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.18	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. **

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.