Form 10-Q
period 2005-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2005-05-10
CIK 874443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-19222

GENELABS TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

California	94-3010150
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

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

There were 88,503,779 shares of the Registrant’s Common Stock issued and outstanding on April 29, 2005.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements which use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:

•                  further actions or developments relating to Prestara™ (prasterone), our investigational drug, its recent Phase III clinical trial in the United States and its follow-on open label clinical trial;

•                  the clinical trial of prasterone conducted by a licensee in Taiwan;

•                  possible actions, if any, we or the U.S. Food and Drug Administration, or FDA, may take relating to our New Drug Application, or NDA, for Prestara™, filed with the FDA;

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

•                  estimates that cash resources will be adequate to provide liquidity into the third quarter of 2006; and

•                  the securing and defense of intellectual property rights important to our business.

All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section at the end of Item 2. Among these are the risks that clinical trials of Prestara™ or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the FDA and foreign authorities may delay or deny approval of Prestara™, that we may not be able to raise sufficient funds to continue operations, that we may be delisted from the Nasdaq National Market, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail and that our attempts to license our technologies to others may fail. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,449	$26,358
Restricted cash	150	150
Other current assets	506	824
Total current assets	22,105	27,332
Property and equipment, net	997	1,091
Long-term investment	960	960
	$24,062	$29,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,152	$1,702
Accrued compensation and related expenses	954	1,811
Accrued manufacturing costs	700	700
Unearned contract revenue	4,120	4,120
Total current liabilities	6,926	8,333
Accrued compensation	318	745
Unearned contract revenue	6,703	7,358
Total liabilities	13,947	16,436
Shareholders’ equity:
Common stock	230,824	230,815
Accumulated deficit	(220,709)	(217,868)
Total shareholders’ equity	10,115	12,947
	$24,062	$29,383

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2005	2004

Revenue:
Contract	$1,555	$504
Royalty	167	185
Total revenue	1,722	689

Operating expenses:
Research and development	3,262	4,204
General and administrative	1,421	1,583
Total operating expenses	4,683	5,787

Operating loss	(2,961)	(5,098)
Interest income, net	120	53
Loss from continuing operations	(2,841)	(5,045)

Income from discontinued operations of diagnostics business	—	262

Net loss	$(2,841)	$(4,783)

Loss per common share from continuing operations	$(0.03)	$(0.06)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	88,502	87,690

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,841)	$(4,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	105	104
Income from discontinued operations of diagnostics business	—	(262)
Non-employee equity awards	6	35
Changes in assets and liabilities:
Other current assets	318	146
Accounts payable, accrued liabilities and accrued compensation	(1,834)	(481)
Unearned contract revenue	(655)	1,576
Net cash used in operating activities	(4,901)	(3,665)
Cash flows from investing activities:
Purchase of property and equipment	(11)	(20)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3	2,999
Net decrease in cash and cash equivalents	(4,909)	(686)
Cash and cash equivalents, beginning of the period	26,358	26,530
Cash and cash equivalents, end of the period	$21,449	$25,844

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

(Unaudited)

March 31, 2005

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The comparative balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

	For the three months ended March 31,
	2005	2004
Net loss as reported	$(2,841)	$(4,783)
Stock-based employee compensation cost:
Included in net loss as reported	—	—
Amount that would have been included in net loss if we had accounted for all stock-based employee compensation at its theoretical fair value	(374)	(409)
Pro forma net loss	$(3,215)	$(5,192)

Net loss per common share as reported, basic and diluted	$(0.03)	$(0.05)
Pro forma net loss per common share, basic and diluted	$(0.04)	$(0.06)

3.                                      Comprehensive Loss

During each of the three months ended March 31, 2005 and 2004, the Company’s comprehensive loss was the same as the net loss.

4.                                      Net Loss per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented, as, due to the Company’s net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the first quarters of 2005 and 2004 would have included an additional 55,000 and 1,324,000 shares, respectively, related to the Company’s outstanding stock options and warrants.

5.                                      Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which Genelabs is currently required to implement effective January 1, 2006.  SFAS 123R addresses the accounting for stock options issued to employees, and eliminates the ability to account for employee stock options using the intrinsic value method currently used by the Company. Instead, SFAS 123R requires that these options be accounted for using a fair-value based method, and the Company will be required to recognize an expense based on estimates of the value of the stock options. Genelabs is currently evaluating option valuation methodologies, assumptions and methods of adoption in light of the newly issued SFAS 123R. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies permitted under SFAS 123R.  When SFAS 123R is adopted, the Company expects its operating expenses to increase due to the expensing of stock options, which will have a material impact on the statement of operations.

6.                                      Subsequent Event

On April 6, 2005, Genelabs announced that results of a preliminary analysis of a nine month Phase III clinical trial conducted by its licensee, Genovate Biotechnology Co., Ltd., or Genovate, did not demonstrate a statistically significant benefit among the patients receiving prasterone, the active ingredient in Genelabs investigational new drug for lupus, compared to the patients taking placebo.  Genelabs and Genovate are continuing the analysis of the data from the study and Genelabs is continuing to evaluate its course of action for Prestara, Genelabs formulation of prastarone.

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

Results of Operations – First Quarter 2005 compared to First Quarter 2004

Summary

Genelabs’ net loss was $2.8 million for the three months ended March 31, 2005, compared to a net loss of $4.8 million for the three months ended March 31, 2004. The decreased net loss is mainly due to higher contract revenue from a new research collaboration and license agreement with Gilead Sciences, Inc., or Gilead, and lower research and development expenses following completion of a double-blind clinical trial for the Company’s investigational new drug for lupus.

Revenue

Contract revenue was $1.6 million in the first quarter of 2005 compared to $0.5 million in the first quarter of 2004.  Our largest source of revenue in the first quarter of 2005 was a research collaboration and license agreement with Gilead, under which we recognized $1.4 million. Because this collaboration was not in place during the first quarter of 2004, there is no comparable revenue for the 2004 period. Under the agreement with Gilead we are seeking to discover novel nucleoside compounds that inhibit replication of the hepatitis C virus. Also during the first quarter of 2005, we recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara™. The collaborations are with Watson Pharmaceuticals Inc., or Watson, for North America and Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate extend through December 31, 2008.  The revenue related to Prestara from Watson decreased in the first quarter of 2005 compared to the first quarter of 2004 due to our extension of the amortization period for the up-front payment previously received, following the results of our phase III clinical trial which did not reach its primary endpoint.

Royalty revenue was $0.2 million in the first quarter of 2005 and 2004.

Research and Development Expenses

Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to these discovery and development efforts and accordingly most of our costs are classified as research and development and are expensed as incurred. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward two major projects – developing Prestara™ as an investigational new drug for lupus and discovery of entirely new drugs. The following table breaks down our research and development expenses by major project (in thousands):

	For the three months ended March 31,
	2005	2004	Change
Drug discovery	$1,496	$1,167	+28%
Drug development (Prestara™)	892	1,745	-49%
Support costs and other R&D	874	1,292	-32%
Total research and development	$3,262	$4,204	-22%

The total research and development expenses decreased by $0.9 million in the first quarter of 2005 compared to the first quarter in 2004.  Drug discovery costs comprise the largest single component of our research and development costs. Drug discovery costs increased by $0.3 million in the first quarter of 2005 compared to the first quarter of 2004 due to our expansion of our drug discovery efforts and the hiring of additional personnel to support these expanded efforts. The increase in expenses for our drug discovery efforts during the first quarter of 2005 compared to the first quarter of 2004 were offset by lower costs elsewhere in research and development.  Drug development costs for Prestara, our investigational drug for lupus, were $0.9 million lower in the first quarter of 2005 than in the first quarter of 2004. The decrease in costs occurred because we completed a double-blind Phase III clinical trial in women with lupus in August of 2004.  Support costs and other R&D costs were also lower and are primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and the company bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses decreased by $0.4 million in the first quarter of 2005 compared to the first quarter of 2004 primarily because of a lower provision for employee incentive bonuses and lower facility maintenance costs.

Genelabs’ current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through March 31, 2005 of approximately $40 million, which, in addition to building these drug discovery capabilities, includes the Company’s earlier DNA-binding drug discovery efforts. Our current drug discovery efforts are directed towards our hepatitis C virus, or HCV, research programs, which are concentrated on identifying new drugs to combat infections with HCV.  Two current programs are targeting the HCV RNA-dependent RNA polymerase, the enzyme directly responsible for replication of the HCV genome, through different mechanisms.  A third program is targeting a different portion of the hepatitis C virus.

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

Genelabs began developing Prestara™ for systemic lupus erythematosus in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this investigational new drug, we built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara to its current stage of development have been approximately $48 million through March 31, 2005. Future development plans for Prestara for lupus and the costs we incur will depend on a number of factors. These include discussions with and actions by the FDA, actions involving regulatory authorities in Europe and other countries and actions by our Prestara collaborators.

General and Administrative Expenses

General and administrative expenses were $1.4 million in the first quarter of 2005 compared to $1.6 million in the first quarter of 2004. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance.

Income from Discontinued Operations of Diagnostics Business

During the first quarter of 2005, there was no income from discontinued operations of diagnostics business as it was disposed of in April 2004.

Liquidity and Capital Resources

We assess liquidity primarily by the funds available for our operations.  Genelabs had cash, cash equivalents and restricted cash balances totaling $21.6 million at March 31, 2005. During the first quarter of 2005, our cash and cash equivalents decreased by $4.9 million due to cash used in operations.  The cash used in operations during the first quarter of 2005 funded our research on discovery of new treatments for hepatitis C virus infection and our development of Prestara for lupus.

Since our inception, Genelabs has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Prestara. The amount of additional costs in our business plans will depend on numerous factors including any other FDA actions, the progress of our research and development programs and the actions of corporate collaborators.

Genelabs presently estimates that our current cash resources will be adequate to provide liquidity into approximately the third quarter of 2006. However, we plan to seek additional funds prior to this time in order to carry out our business plans and we expect to continue to rely on outside sources of financing to meet our capital needs. We are considering entering into additional research collaborations, such as for our hepatitis C virus drug discovery program which is separate from our collaboration with Gilead, and are evaluating the sale of non-core assets and exploring other potential partnerships as sources of funding. We may be unable to complete any of these transactions as currently contemplated or at all.

To meet our capital needs we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004. Our most significant future contractual obligations are operating leases with third parties for our principal research, clinical development and office facilities, which remain the same as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Risk Factors

There are a number of risk factors that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Report on Form 10-Q.

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

In order to satisfy conditions set by the U.S. Food and Drug Administration, or FDA, we recently conducted a Phase III clinical trial of Prestara on women with lupus taking glucocorticoids using bone mineral density as the trial’s primary endpoint. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara and the group taking placebo. Additionally, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms. We are continuing to analyze the data in an attempt to determine the reasons why the trial did not achieve statistical significance at its primary or secondary endpoints, however, it is not likely that the cause or causes of this failure can be identified with certainty.

A clinical trial of prasterone (the active ingredient in Prestara) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. In April 2005 we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the spine. Because both our and Genovate’s clinical trials did not meet their primary endpoints, it is extremely unlikely that the FDA will approve Prestara without another Phase III clinical trial.  It may not be possible to design and implement a trial that would successfully provide results sufficient to obtain FDA approval for Prestara, and Genelabs currently does not have the funds to conduct such a trial.

Genelabs’ business plans depend on FDA approval of Prestara in the United States, and if we are not able to obtain FDA approval for Prestara in a timely manner, our business would suffer because we would not be entitled to a milestone payment from Watson; we would not receive royalties from Prestara sales in the United States, which are our most significant near-term source of potential revenue; and the prospects for Prestara in other countries would be substantially diminished.

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

In February 2005 our closing bid price fell below $1.00 and on March 21, 2005 Nasdaq notified us that we were out of compliance with the $1.00 closing bid price requirement, providing us until September 19, 2005 to regain compliance with that requirement. Since we received the notice, the closing bid price of our stock has remained below $1.00.  We have proposed a one-for-five reverse stock split for approval by shareholders at the Company’s annual meeting currently scheduled for June 14, 2005. However, there can be no assurance that the reverse split will be approved by the shareholders or, even if it is approved, that the closing bid price of our stock thereafter will comply with Nasdaq’s requirements.

In addition to the closing bid price requirement, we must have at least $10 million in shareholders' equity or a market value of at least $50 million.  While our market value is currently less than $50 million, we presently comply with the $10 million shareholders' equity requirement as our March 31, 2005 shareholders' equity was $10.1 million.  We may not satisfy the $10 million shareholder equity requirement as of June 30, 2005 unless we are able to increase our shareholders' equity through a financing or other means.

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

We have incurred losses each year since our inception and have accumulated approximately $221 million in net losses through March 31, 2005, including net losses of $13.5 million for the year ended December 31, 2004 and $2.8 million for the three months ended March 31, 2005. We may never be profitable and our revenues may never be sufficient to fund operations.

We presently estimate that our current cash resources are adequate to fund our current operations until approximately the third quarter of 2006. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure sufficient additional funds:

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

•                  we may fail to meet Nasdaq’s listing requirements and our ability to successfully complete an additional equity financing will be negatively impacted should we become unable to regain and maintain compliance with Nasdaq’s listing requirements in a timely manner;

•                  since our research programs are in an early stage, there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability;

•                  biotechnology research and development projects have a high risk of failure and the failure of our research-stage drug candidates or those of other companies could discourage funding sources from providing us with financing; and

•                  two of the latest Phase III clinical trials for our investigational lupus drug, Prestara or its active ingredient, did not meet their primary and secondary endpoints.

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

Our collaborations may fail.

We have entered into collaborations with Gilead, GlaxoSmithKline, or GSK, and other companies and we may enter into future collaborations with Gilead, GSK or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations.  In this regard, Gilead may not continue to fund our research beyond its obligation in the research contract. We are dependent on our collaborators to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and to market and sell any products arising from the research.

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

Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. Furthermore, the negative results from the clinical trials of Prestara™ or the similar formulation used in Taiwan and the ensuing drop in our stock price have significantly diminished our future business prospects, thus making it more difficult to retain existing employees and to recruit new employees. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, new and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.

In our geographic area and industry, stock options are an important component of compensation. If we are unable to offer stock options comparable to other biotechnology companies we will be at a disadvantage in retaining and recruiting personnel. As of April 29, 2005, we only have 907,000 shares available to issue as stock options and we will need shareholder approval to increase this number. If we are unable to obtain authorization to increase the number of shares available for issuance under our stock option plans it will be more difficult to attract, retain and motivate employees.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

As part of our process of conducting clinical trials we rely on third parties such as medical institutions, clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. Additionally, the Taiwan clinical trials are conducted by another company, Genovate, and we do not have control over the conduct of such trials. We depend on Gilead for nucleoside compounds for treatment of hepatitis C infections, and GSK for hepatitis E vaccine, to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If we are unable to find a European marketing partner for Prestara™ our business prospects will suffer because we do not have capabilities to obtain regulatory approval for Prestara in Europe or to market Prestara there ourselves and we would lose a significant source of potential revenue.

Because we have limited sales, marketing and distribution capabilities and no established presence in Europe, our business plans include licensing the European marketing rights to Prestara to a larger pharmaceutical or biotechnology company with established marketing capabilities in Europe and the regulatory expertise to assist us in obtaining regulatory approval for Prestara in Europe. If we are unable to find a European collaborator, we would not be able to launch Prestara in Europe in a timely manner, if at all, even if it is approved. Our business would suffer because we would not be able to generate near-term revenue from Prestara in Europe. Given that the clinical trials of Prestaratm or the similar formulation used in Taiwan did not succeed in meeting its primary or secondary endpoints, it is unlikely that we will be able to secure a European marketing partner in the near term, if at all.

If our Japanese marketing partner for Prestara™ does not obtain approval to market Prestara in Japan, our business prospects will suffer because we do not have capabilities to develop Prestara for Japan ourselves and we would lose a significant source of potential revenue.

Our licensee in Japan, Tanabe, has not conducted clinical trials for Prestara in Japan. Given the recent negative results in the clinical trials of Prestaratm or the similar formulation used in Taiwan, Tanabe may not proceed with clinical trials, or if it does, the results from such trials may not be positive.

If Prestara™ is approved for marketing in the United States, it may not have orphan drug status based on the approved use.

Orphan drug status can provide up to seven years of U.S. marketing exclusivity. The FDA granted orphan drug status to Prestara for treatment of systemic lupus erythematosus, or SLE, and for the reduction in the use of steroids in steroid-dependent SLE patients. Subsequently, the FDA’s approvable letter required a clinical trial of Prestara on bone mineral density in women with SLE who are taking glucocorticoids (steroids). If Prestara is approved by the FDA, our current orphan drug status may not apply if the indication approved by the FDA is perceived different from the indication given orphan drug designation.

Our outside supplies and manufacturers for Prestara™ are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara capsules and for packaging. The disqualification of these suppliers and manufacturers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of Prestara as a finished product and for its active ingredient. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestara and its active ingredient in anticipation of possible marketing approval. This inventory will exceed its expiration date before any possible commercial launch, although the expiration date of the active ingredient may be extended if it successfully passes re-testing. The lead time for manufacturing large quantities of Prestara is many months, and depends on the availability of our contract suppliers. If Prestara were to be approved, we may not have sufficient quantities of finished product and the commercial launch of Prestara may be delayed.

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

We believe that we are current in all material obligations under both of these agreements. In the event of termination or expiration of one or both of these agreements, we believe that we would be able to find alternative suppliers, however, we may not be able to secure these arrangements in a timely manner or on favorable terms and we would need to devote substantial time and expense to transfer the process of manufacture, and to obtain regulatory approvals.

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

The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. We do not believe it is possible to obtain patent protection for the chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2013 and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our HCV drug discovery programs; however, no patents are currently issued. A number of patents have issued to Genelabs covering our drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.

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

The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2004 and December 31, 2004, the price of our common stock fluctuated between $0.48 and $3.25 per share. Between January 1, 2005 and April 29, 2005, the price of our common stock fluctuated between $0.36 and $1.23 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. The price of our stock fell considerably upon the announcement of the negative clinical trial results relating to Prestara and the price may decline further if we are unable to demonstrate a reasonable probability of obtaining FDA approval for Prestara.  We have proposed a one-for-five reverse stock split for approval by shareholders at the Company’s annual meeting currently scheduled for June 14, 2005.  Such a proposal may reduce the price of our stock.  Additionally, the reverse split may not be approved by the shareholders and failure to obtain approval could further reduce the price of our stock.  Even if the reverse split is approved, that the price of our stock may still decline.

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

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

/s/ JAMES A.D. SMITH
Date: May 10, 2005	James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ MATTHEW M. LOAR
Date: May 10, 2005	Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.