Form 10-Q
period 2005-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2005-08-09
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005.

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

There were 88,868,865 shares of the Registrant’s Common Stock issued and outstanding on July 29, 2005.

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

•                  our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,072	$26,358
Restricted cash	150	150
Other current assets	361	824
Total current assets	18,583	27,332
Property and equipment, net	1,068	1,091
Long-term investment	960	960
	$20,611	$29,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,171	$1,702
Accrued compensation and related expenses	878	1,811
Accrued manufacturing costs	675	700
Unearned contract revenue	4,120	4,120
Total current liabilities	6,844	8,333
Accrued compensation	318	745
Unearned contract revenue	6,048	7,358
Total liabilities	13,210	16,436
Shareholders’ equity:
Common stock	230,995	230,815
Accumulated deficit	(223,594)	(217,868)
Total shareholders’ equity	7,401	12,947
	$20,611	$29,383

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Revenue:
Contract	$1,553	$555	$3,108	$1,059
Royalty	157	112	324	297
Total revenue	1,710	667	3,432	1,356

Operating expenses:
Research and development	3,219	3,923	6,481	8,127
General and administrative	1,499	1,669	2,920	3,252

Total operating expenses	4,718	5,592	9,401	11,379

Operating loss	(3,008)	(4,925)	(5,969)	(10,023)
Interest income, net	123	51	243	104
Loss from continuing operations	(2,885)	(4,874)	(5,726)	(9,919)

Discontinued operations:
Income from diagnostics business	—	—	—	262
Gain on sale of diagnostics business	—	2,020	—	2,020

Net loss	$(2,885)	$(2,854)	$(5,726)	$(7,637)

Loss per common share from continuing operations – basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.11)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.09)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	88,508	88,018	88,505	87,854

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,726)	$(7,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	210	199
Income from discontinued diagnostics business	—	(262)
Gain on sale of discontinued diagnostics business	—	(2,020)
Non-employee equity awards	6	35
Changes in assets and liabilities:
Other current assets	463	88
Accounts payable, accrued liabilities and accrued compensation	(1,916)	(164)
Unearned contract revenue	(1,310)	1,128
Net cash used in operating activities	(8,273)	(8,633)
Cash flows from investing activities:
Cash received from sale of discontinued diagnostics business	—	2,989
Purchase of property and equipment	(187)	(259)
Net cash (used in)/provided by investing activities	(187)	2,730
Cash flows from financing activities:
Proceeds from issuance of common stock, net	174	3,386
Net decrease in cash and cash equivalents	(8,286)	(2,517)
Cash and cash equivalents, beginning of the period	26,358	26,530
Cash and cash equivalents, end of the period	$18,072	$24,013

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

(Unaudited)

June 30, 2005

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The comparative balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

2.             Stock-Based Compensation

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employees stock based compensation plans. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, recognizes no compensation expense for stock options granted to employees. The Company follows the disclosure only provisions of statement of Financial Accounting Standards No. 123, “Accounting for Stock-

Based Compensation” as amended by SFAS No. 148. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee stock-based compensation using the fair-value method:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(2,885)	$(2,854)	$(5,726)	$(7,637)
Stock-based employee compensation cost:
Included in net loss as reported	—	—	—	—
Amount that would have been included in net loss if we had accounted for all stock-based employee compensation at its theoretical fair value	(290)	(375)	(664)	(784)
Pro forma net loss	$(3,175)	$(3,229)	$(6,390)	$(8,421)

Net loss per common share as reported, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.09)
Pro forma net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.10)

3.             Comprehensive Loss

During each of the three months and six months ended June 30, 2005 and 2004, the Company’s comprehensive loss was the same as the net loss.

4.             Net Loss per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended June 30, 2005 and 2004 would have included an additional 1,000 and 3,112,000 shares, respectively, and for the six months ended June 30, 2005 and 2004 would have included an additional 8,000 and 3,092,000 shares, respectively, related to the Company’s outstanding stock options and warrants.  Net earnings per common share, basic and diluted, from discontinued operations were $0.02 and $0.03 for the three months and six months ended June 30, 2004, respectively.

5.             Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which Genelabs is currently required to implement effective January 1, 2006.  SFAS 123R addresses the accounting for stock options issued to employees, and eliminates the ability to account for employee stock options using the intrinsic value method currently used by the Company. Instead, SFAS 123R requires that these options be accounted for using a fair-value based method, and the Company will be required to recognize an expense based on estimates of the value of the stock options. Genelabs is currently evaluating option valuation methodologies, assumptions and methods of adoption. Current estimates of option values using the Black-Scholes method (as shown in Note 2 above) may not be indicative of results from valuation methodologies permitted under SFAS 123R.  When SFAS 123R is adopted, the Company’s operating expenses will increase by the estimated fair value of the stock options issued to employees, which is expected to have a material impact on the statement of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery and clinical development capabilities that can support various research and development projects. The Company is currently concentrating its capabilities on developing a late-stage product for lupus, discovering novel compounds that selectively inhibit replication of the hepatitis C virus, or HCV, and advancing preclinical development of compounds from this hepatitis C virus drug discovery program.

A number of events have impacted the business of Genelabs during 2005.  Beginning with drug discovery, we have expanded our research capacity and capability, principally by hiring additional scientists.  This action has been primarily focused on our HCV polymerase non-nucleoside drug discovery program, to which Genelabs retains all rights, as well as a separate effort focused on a target encoded by the NS5a region of the HCV genome.  In addition, we are continuing our work on the HCV nucleoside program in collaboration with Gilead Sciences, Inc., or Gilead.  In April 2005, we announced the discovery of a new class of compounds that have shown substantial HCV inhibitory potency in our cell-based assays.  Several compounds from this series have shown potency at or below 50 nanomolars in our HCV replicon system, while separately displaying favorable drug metabolism and pharmacokinetic properties. After completing tests on its activity against HCV in our enzyme and replicon assay systems, we evaluated a lead compound from this series for cell toxicity studies, completed initial drug metabolism and pharmacokinetic profiles and evaluated preliminary animal toxicity before making the decision to advance this compound into preclinical development.  A separate non-nucleoside compound is also advancing in preclinical development.

In drug development, we are focused on defining possible paths forward for our investigational drug for women with lupus, Prestara™. An analysis has been completed of our phase III clinical trial (Study GL02-01) for which we announced preliminary results in October 2004. Overall, for its primary endpoint, the study showed that patients on Prestara experienced a mean increase of 0.003 gm/cm² in bone mineral density, or BMD, at the lumbar spine compared to a decrease of 0.005 gm/cm² for the patients on placebo. Although these changes were in the desired direction, the magnitude of the difference was not large enough to reach statistical significance between groups (p=0.293). These results differed from that of an earlier study, which had a 12-month treatment duration versus the 6-month duration in study GL02-01, and the analyses suggest that the shorter treatment duration of the more recent study combined with higher baseline BMD levels for participating patients and the concurrent use of calcium and vitamin D supplements were the most likely causes for the different outcome. Also during 2005, we reported that a separate phase III clinical trial conducted by our Prestara licensee in Taiwan did not achieve statistical significance at its primary endpoint, improvement in bone mineral density at the lumbar spine of women with lupus on glucocorticoids after nine months of treatment. This Taiwan trial was not conducted under a U.S. Investigational New Drug Application.

Patients who participated in our U.S. Study GL02-01 were eligible to enroll in a 12-month open-label continuation study, designated Study GL03-01.  The last patient visit in this study occurred in early August. This follow-on trial assesses the effect of Prestara on bone mineral density of women with lupus over an additional 12 months, and may provide us with insight on the longer-term effect of Prestara on bone mineral density. We plan to meet with the FDA to discuss the Company’s options for development of Prestara, and expect to determine future development plans for Prestara after receiving the data from Study GL03-01 and our meeting with the FDA.  Finally in our Prestara drug development program, we received confirmation from the FDA that the indication “prevention of loss of bone mineral density in systemic lupus erythematosus patients on glucocorticoids” for Prestara qualifies for orphan drug exclusivity under the original orphan drug designation previously received by Genelabs.

Outside of our research and development programs, in March 2005 we received a notice from the Nasdaq Stock Market that the trading price of our common stock does not comply with Nasdaq’s minimum closing bid price requirement, and therefore did not meet the criteria for continued listing on the Nasdaq National Market. The Nasdaq notice provided us a grace period until September 19, 2005 to return to compliance with the minimum closing bid price requirement. As a result of the continued low trading price of our stock, we proposed to our shareholders at our 2005 annual meeting of shareholders, and our shareholders approved, a 1-for-5 reverse split of our common stock that may be implemented at the discretion of our board of directors anytime before the 2006 annual meeting of shareholders.

Results of Operations – Second Quarter 2005 compared to Second Quarter 2004

Summary

Genelabs’ net loss was $2.9 million for the second quarters of both 2005 and 2004. Although net losses were similar for both periods, in the second quarter of 2005 contract revenue was higher and research and development expenses were lower, offsetting a gain from the sale of a discontinued operation in the same quarter of 2004.

Revenue

Contract revenue was $1.6 million in the second quarter of 2005 compared to $0.6 million in the second quarter of 2004.  Our largest source of revenue in the second quarter of 2005 was a research collaboration and license agreement with Gilead, under which we recognized $1.4 million. Because this collaboration was not in place during the second quarter of 2004, there is no comparable revenue for the 2004 period. Under the agreement with Gilead, we are seeking to discover novel nucleoside compounds that inhibit replication of the hepatitis C virus. Also during the second quarter of 2005, we recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara™. The collaborations are with Watson Pharmaceuticals Inc., or Watson, for North America and Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate extend through December 31, 2008.  The revenue related to Prestara from Watson decreased in the second quarter of 2005 compared to the second quarter of 2004 due to our extension of the amortization period for the up-front payment previously received, following the results of our phase III clinical trial which did not reach its primary endpoint.

Royalty revenue was $0.2 million in the second quarter of 2005 and $0.1 million in the second quarter of 2004.

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

	For the three months ended June 30,
	2005	2004	Change
Drug discovery	$1,544	$1,193	+29%
Drug development (Prestara™)	711	1,519	-53%
Support costs and other R&D	964	1,211	-20%
Total research and development	$3,219	$3,923	-18%

The total research and development expenses decreased by $0.7 million in the second quarter of 2005 compared to the second quarter in 2004.  Expenses for drug discovery comprise the largest single category of our research and development expenses. Drug discovery costs increased by $0.4 million in the second quarter of 2005 compared to the second quarter of 2004 due to our expansion of our drug discovery efforts, primarily the hiring of additional scientists, to focus on our HCV polymerase non-nucleoside drug target and other new drug targets including HCV NS5a. The increase in expenses for our drug discovery efforts during the second quarter of 2005 compared to the second quarter of 2004 were offset by lower costs in other categories of research and development. Drug development costs for Prestara, our investigational drug for lupus, were $0.8 million lower in the second quarter of 2005 than in the second quarter of 2004. The decrease in costs occurred primarily because we completed a double-blind Phase III clinical trial in women with lupus in August of 2004 and accordingly did not have costs for this clinical trial during 2005.  Support costs and other R&D costs were also lower in the second quarter of 2005 and are primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and the company bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses decreased in the second quarter of 2005 compared to the second quarter of 2004 primarily because of a lower provision for employee incentive bonuses.

Genelabs’ current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through June 30, 2005 of approximately $42 million, which, in addition to building these drug discovery capabilities, includes the Company’s earlier DNA-binding drug discovery efforts. Our current drug discovery efforts are directed towards our hepatitis C virus research programs, which are concentrated on identifying new drugs to combat infections with HCV.

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

Genelabs began developing Prestara™ for systemic lupus erythematosus in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this investigational new drug, we built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara to its current stage of development have been approximately $49 million through June 30, 2005. Future development plans for Prestara for lupus and the costs we incur will depend on a number of factors. These include discussions with and actions by the FDA, actions involving regulatory authorities in Europe and other countries and actions by our Prestara collaborators.

General and Administrative Expenses

General and administrative expenses were $1.5 million in the second quarter of 2005 compared to $1.7 million in the second quarter of 2004. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance.  These expenses were lower in the second quarter of 2005 compared to the second quarter of 2004, primarily due to lower marketing and legal expenses.

Discontinued Operations

During the second quarter of 2004, we recorded a gain of $2.0 million on the sale of our diagnostic business. There were no such transactions in the second quarter of 2005.

Results of Operations – First Six Months of 2005 compared to First Six Months of 2004

Summary

Genelabs’ net loss was $5.7 million for the first six months of 2005, compared to a net loss of $7.6 million for the first six months of 2004. The decrease in our net loss is mainly due to higher contract revenue from a new research collaboration and license agreement with Gilead, and lower research and development expenses following completion of a double-blind clinical trial for the Company’s investigational new drug for lupus, partially offset by a gain on the sale of a discontinued operation in 2004.

Revenue

Contract revenue was $3.1 million in the first half of 2005 compared to $1.1 million in the first half of 2004.  Our largest source of revenue in the first half of 2005 was a research collaboration and license agreement with Gilead, under which we recognized $2.8 million. Because this collaboration was not in place during the first half of 2004, there is no comparable revenue for the same period in 2004. Also during the first half of 2005, we recognized $0.3 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara™. The revenue we recognized related to Prestara from our North American collaborator, Watson, decreased in the first six months of 2005 compared to the first six months of 2004 due to our extension of the amortization period for the up-front payment previously received, following the results of our phase III clinical trial which did not reach its primary endpoint.

Royalty revenue was $0.3 million in the first six months of 2005 and 2004.

Research and Development Expenses

The following table breaks down our research and development expenses by major project (in thousands):

	For the six months ended June 30,
	2005	2004	Change
Drug discovery	$3,040	$2,360	+29%
Drug development (Prestara™)	1,603	3,264	-51%
Support costs and other R&D	1,838	2,503	-27%
Total research and development	$6,481	$8,127	-20%

The total research and development expenses decreased by $1.6 million in the first half of 2005 compared to the first half of 2004.  In 2005, drug discovery costs comprised the largest portion of our research and development expenses. Expenses for drug discovery increased by $0.7 million in the first half of 2005 compared to the first half of 2004 due to our expansion of our drug discovery efforts, primarily the hiring of additional scientists to focus on our HCV polymerase non-nucleoside drug target and other new drug targets including HCV NS5a. The increase in expenses for our drug discovery efforts during the first half of 2005 compared to the first half of 2004 were more than offset by lower costs elsewhere in research and development.  Drug development costs for Prestara, our investigational drug for lupus, were $1.7 million lower in the first half of 2005 than in the first half of 2004. The decrease in costs occurred primarily because in 2004 we were conducting a Phase III clinical trial in women with lupus which completed in August of 2004.  Support costs and other R&D costs were also lower by $0.7 million in the first half of 2005 compared to the first half of 2004 primarily because of a lower provision for employee incentive bonuses.

General and Administrative Expenses

General and administrative expenses were $2.9 million in the first half of 2005 compared to $3.3 million in the first half of 2004. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. These expenses were lower in the first half of 2005 compared to the first half of 2004, primarily due to lower marketing and legal expenses.

Discontinued Operations

During the first half of 2004, we recorded $0.3 million in income from our diagnostics business and a gain of $2.0 million on its sale. There were no such transactions in the first half of 2005.

Liquidity and Capital Resources

We assess liquidity primarily by the funds available for our operations.  Genelabs had cash, cash equivalents and restricted cash balances totaling $18.2 million at June 30, 2005. During the first half of 2005, our cash and cash equivalents decreased by $8.3 million primarily due to cash used in operations.  The cash used in operations during the first half of 2005 funded our research on discovery of new treatments for hepatitis C virus infection and our development of Prestara for lupus.

Since our inception, Genelabs has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for Prestara. The amount of additional costs in our business plans will depend on numerous factors including clinical trial results, any FDA actions, the progress of our research and development programs and the actions of corporate collaborators.

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

Genelabs has focused its development efforts to date on conducting clinical trials for an investigational new drug, Prestara™ (prasterone), also referred to as GL701, Aslera™ and Anastar™, for the treatment of women with systemic lupus erythematosus, or lupus. Lupus is a severe, chronic and debilitating autoimmune disease that can affect the musculoskeletal and nervous systems, lungs, heart, kidneys, skin and joints. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone.

In order to satisfy conditions set by the U.S. Food and Drug Administration, or FDA, we recently conducted a Phase III clinical trial of Prestara on women with lupus taking glucocorticoids using bone mineral density as the trial’s primary endpoint. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara and the group taking placebo. Additionally, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms. While we believe we have identified most probable causes for the failure of this study to reach its primary endpoint, we likely will never know with certainty what the cause or causes of this failure were.

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

In February 2005 our closing bid price fell below $1.00 and on March 21, 2005 Nasdaq notified us that we were out of compliance with the $1.00 closing bid price requirement, providing us until September 19, 2005 to regain compliance with that requirement. Since we received the notice, the closing bid price of our stock has remained below $1.00.  At the Company’s annual meeting on June 14, 2005, our shareholders authorized the Company’s Board of Directors to implement a one-for-five reverse stock split. However, even if the reverse split is implemented, there can be no assurance that the closing bid price of our stock thereafter will comply with Nasdaq’s requirements.

In addition to the closing bid price requirement, we must have at least $10 million in shareholders’ equity or a market value of at least $50 million. Our shareholders’ equity as of June 30, 2005 was less than $10 million, therefore, if our market value is below or in the future falls below $50 million, we will not be in compliance with Nasdaq’s requirements. We will not satisfy the $10 million shareholder equity requirement unless we are able to increase our shareholders’ equity through a financing or other means.

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

We have incurred losses each year since our inception and have accumulated approximately $224 million in net losses through June 30, 2005, including net losses of $13.5 million for the year ended December 31, 2004 and $5.7 million for the six months ended June 30, 2005. We may never be profitable and our revenues may never be sufficient to fund operations.

We presently estimate that our current cash resources are adequate to fund our current operations into approximately the third quarter of 2006. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure sufficient additional funds:

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

Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our pharmaceutical research has been focused on a limited number of targets for which no or few commercial drugs have been successfully developed. Our projects may fail if, among other reasons, the compounds being developed fail to meet criteria for potency, toxicity, pharmacokinetics, manufacturability, intellectual property protection and freedom from infringement, or other criteria; if others develop competing therapies; or if we fail to make progress due to lack of resources or access to enabling technologies. Genelabs’ product candidates, other than Prestara, are in an early stage of research. All of our research projects may fail to produce commercial products.

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

Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. Furthermore, the negative results from the clinical trials of Prestara™ or the similar formulation used in Taiwan and the ensuing drop in our stock price, as well as the Company’s declining cash position, have significantly diminished our future business prospects, thus making it more difficult to retain existing employees and to recruit new employees. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

As part of our process of conducting clinical trials we rely on third parties such as medical institutions, clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. Additionally, the Taiwan clinical trials were conducted by another company, Genovate, and we did not have control over the conduct of such trials. We depend on Gilead for nucleoside compounds for treatment of hepatitis C infections, and GSK for hepatitis E vaccine, to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If we are unable to find a European marketing partner for Prestara™ our business prospects will suffer because we do not have capabilities to obtain regulatory approval for Prestara in Europe or to market Prestara there ourselves and we would lose a significant source of potential revenue.

Because we have limited sales, marketing and distribution capabilities and no established presence in Europe, our business plans include licensing the European marketing rights to Prestara to a larger pharmaceutical or biotechnology company with established marketing capabilities in Europe and the regulatory expertise to assist us in obtaining regulatory approval for Prestara in Europe. If we are unable to find a European collaborator, we would not be able to launch Prestara in Europe in a timely manner, if at all, even if it is approved. Our business would suffer because we would not be able to generate near-term revenue from Prestara in Europe. Given that the clinical trials of Prestara and the similar formulation used in Taiwan did not succeed in meeting their primary or secondary endpoints, it is unlikely that we will be able to secure a European marketing partner in the near term, if at all.

If our Japanese marketing partner for Prestara™ does not obtain approval to market Prestara in Japan, our business prospects will suffer because we do not have capabilities to develop Prestara for Japan ourselves and we would lose a significant source of potential revenue.

Our licensee in Japan, Tanabe, has not conducted clinical trials for Prestara in Japan. Given the recent negative results in the clinical trials of Prestara and the similar formulation used in Taiwan, Tanabe may not proceed with clinical trials, or if it does, the results from such trials may not be positive.

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

Our manufacturing and supply agreement with Patheon for Prestara capsules has an initial term through December 31, 2008, and is renewable for three-year terms thereafter, unless either party provides the other with twelve months’ notice prior to the end of the then-current term. The Patheon manufacturing supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party; by us in the event of an action preventing us from importing, exporting, purchasing or selling the product; or by Patheon on six months’ prior notice if we assign the agreement to an assignee that is not acceptable to Patheon. Our supply agreement for prasterone, the active ingredient in Prestara, had an initial term through May 29, 2005 and automatically renews for three-year periods unless either party provides the other with two years’ notice. The term of the agreement currently extends to May 29, 2008.  The active ingredient supply agreement also provides for termination by either party upon failure of the other party to remedy a material breach within sixty days or upon bankruptcy of the other party.

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

The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2004 and December 31, 2004, the price of our common stock fluctuated between $0.48 and $3.25 per share. Between January 1, 2005 and July 29, 2005, the price of our common stock fluctuated between $0.36 and $1.23 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. The price of our stock fell considerably upon the announcement of the negative clinical trial results relating to Prestara and the price may decline further if we are unable to demonstrate a reasonable probability of obtaining FDA approval for Prestara.  At the Company’s annual meeting on June 14, 2005, our shareholders authorized the Company’s Board of Directors to implement a one-for-five reverse stock split. The fact that the Board may implement a reverse stock split may reduce the price of our stock.  Whether or not the reverse split is implemented, the price of our stock may decline further.

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 14, 2005, we held our annual meeting of shareholders. Shareholders voted on five proposals at the meeting and the voting results were as follows:

1.               Election of our Directors:

	Affirmative Votes	Withheld Votes

Irene A. Chow	69,817,774	5,354,650
Arthur Gray, Jr.	70,430,663	4,741,761
H. H. Haight	70,441,898	4,730,526
Alan Y. Kwan	70,453,266	4,719,158
James A. D. Smith	71,629,246	3,543,178

2.               A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved with 72,634,696 affirmative votes, 1,704,851 negative votes, and 832,877 abstentions.

3.               A proposal to authorize the Company’s Board of Directors to effect a one-for-five reverse stock split was approved with 69,377,686 affirmative votes, 5,355,485 negative votes and 439,253 abstentions.

4.               A proposal to amend the 2001 Stock Option Plan was approved with 13,533,222 affirmative votes, 10,345,556 negative votes, 172,849 abstentions and 51,120,797 broker non-votes.

5.               A proposal to amend the 2001 Employee Stock Purchase Plan to increase the number of shares available for issuance was approved with 16,523,300 affirmative votes, 7,375,995 negative votes, 152,332 abstentions and 51,120,797 broker non-votes.

Item 6.  Exhibits

Exhibit Number	Description
10.1

Genelabs Technologies, Inc. 2001 Stock Option Plan, As Amended and Restated April 4, 2005 (incorporated herein by reference to Exhibit “B” to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on April 29, 2005).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2005).
10.3

Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2005).

10.4

Genelabs Technologies, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit “C” to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on April 29, 2005).

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

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

/s/ JAMES A.D. SMITH
Date: August 9, 2005	James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ MATTHEW M. LOAR
Date: August 9, 2005	Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Genelabs Technologies, Inc. 2001 Stock Option Plan, As Amended and Restated April 4, 2005 (incorporated herein by reference to Exhibit “B” to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on April 29, 2005).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2005).
10.3

Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2005).

10.4

Genelabs Technologies, Inc. 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit “C” to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on April 29, 2005).

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