Form 10-Q
period 2005-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2005-11-09
CIK 874443

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

-----   Quarterly report pursuant to Section 13 or 15(d) of the Securities
| X |   Exchange Act of 1934 for the quarterly period ended September 30, 2005.
----
                                       or
-----   Transition report pursuant to Section 13 or 15(d) of the Securities
|   |   Exchange Act of 1934 for the transition period from ______________ to
----    _____________.


                          Commission File No. 0-19222

                          GENELABS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


                 California                                 94-3010150
     (State or other jurisdiction of                     (I.R.S. employer
      incorporation or organization)                     identification number)

             505 Penobscot Drive,                               94063
           Redwood City, California                           (Zip code)
     (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

There were 88,868,865 shares of the Registrant's Common Stock issued and outstanding on October 31, 2005.

===============================================================================

FORWARD LOOKING STATEMENTS
--------------------------

         This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the "safe harbor" created therein, including those statements which use any of the words "may," "will," "anticipates," "estimates," "intends," "believes," "expects," "plans," "potential," "seeks," "goal," "objective," and similar expressions. These forward-looking statements include, among others, statements regarding:

     o plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs;

     o estimates that cash resources will be adequate to provide liquidity into the third quarter of 2006;

     o our ability to achieve any milestones in our agreements with Gilead Sciences, Inc. or other collaborators;

     o plans, programs, progress, and potential success regarding our collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds against hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Tanabe Seiyaku Co., Ltd.;

     o further actions or developments relating to Prestara(TM) (prasterone), our investigational drug, its recent Phase III clinical trial in the United States and its follow-on open label clinical trial;

     o    possible actions, if any, we or the U.S. Food and Drug
          Administration, or FDA, may take relating to our New Drug Application, or NDA, for Prestara(TM), filed with the FDA;

     o our future cash resources, expenditures and our ability to obtain additional funding for our business plans; and

     o the securing and defense of intellectual property rights important to our business.

         All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section at the end of Item 2. Among these are the risks that we may not be able to raise sufficient funds to continue operations, that we may be delisted from the Nasdaq Capital Market, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to license our technologies to others may fail and that clinical trials of Prestara(TM) or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the FDA and foreign authorities may delay or deny approval of Prestara(TM). These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                                 GENELABS TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                             September 30,        December 31,
                                                                 2005                 2004
                                                             --------------       -----------
                                                              (Unaudited)          (Note 1)

                                           ASSETS

Current assets:
      Cash and cash equivalents                               $     14,271        $  26,358
      Restricted cash                                                  150              150
      Other current assets                                             622              824
                                                             --------------     ------------
Total current assets                                                15,043           27,332
Property and equipment, net                                          1,002            1,091
Long-term investment                                                   960              960
                                                             --------------     -------------
                                                              $     17,005        $  29,383
                                                             ==============     =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and other accrued liabilities          $      1,116        $   1,702
      Accrued compensation and related expenses                        835            1,811
      Accrued manufacturing costs                                      675              700
      Unearned contract revenue                                      4,120            4,120
                                                             --------------     -------------
Total current liabilities                                            6,746            8,333
Accrued compensation                                                   318              745
Unearned contract revenue                                            5,393            7,358
                                                             --------------     -------------
Total liabilities                                                   12,457           16,436
                                                             --------------     -------------
Shareholders' equity:
      Common stock                                                 230,987          230,815
      Accumulated deficit                                         (226,439)        (217,868)
                                                             ---------------    -------------
Total shareholders' equity                                           4,548           12,947
                                                             ---------------    -------------
                                                              $     17,005        $  29,383
                                                             ===============    =============




                  See notes to condensed consolidated financial statements.



                                          GENELABS TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)
                                                  (Unaudited)

                                                     For the three months ended           For the nine months ended
                                                            September 30,                       September 30,
                                                   -------------------------------    --------------------------------
                                                        2005              2004              2005             2004
                                                   --------------   --------------    --------------- ----------------

Revenue:
      Contract                                      $     1,556       $      222       $      4,664       $    1,281
      Royalty                                               142              177                466              474
                                                   --------------   -------------     --------------     -------------
         Total revenue                                    1,698              399              5,130            1,755
                                                   --------------   -------------     --------------     -------------

Operating expenses:
      Research and development                            2,944            3,284              9,425           11,411
      General and administrative                          1,720            1,545              4,640            4,797
                                                   --------------   -------------     --------------     -------------
         Total operating expenses                         4,664            4,829             14,065           16,208
                                                   --------------   -------------     --------------     -------------

Operating loss                                           (2,966)          (4,430)            (8,935)         (14,453)
Interest income, net                                        121               59                364              163
                                                   --------------   -------------     --------------     -------------
Loss from continuing operations                          (2,845)          (4,371)            (8,571)         (14,290)

Discontinued operations:
      Income from diagnostics business                        -                -                  -              262
      Gain on sale of diagnostics business                    -                -                  -            2,020
                                                   --------------   -------------     --------------     -------------
Net loss                                            $    (2,845)      $   (4,371)      $     (8,571)      $  (12,008)
                                                   ==============   =============     ==============     =============

Loss per common share from
      continuing operations
      - basic and diluted                           $     (0.03)      $    (0.05)      $      (0.10)      $    (0.16)
                                                   ==============   =============     ==============     =============

Net loss per common share
      - basic and diluted                           $     (0.03)      $    (0.05)      $      (0.10)      $    (0.14)
                                                   ==============   =============     ===============    =============

Weighted average shares outstanding
      to calculate basic and diluted
      net loss per common share                          88,869           88,313             88,626           88,007
                                                   ==============   =============     ==============     =============




                  See notes to condensed consolidated financial statements.



                                          GENELABS TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (In thousands)
                                                  (Unaudited)

                                                                               For the nine months ended
                                                                                      September 30,
                                                                           ---------------------------------
                                                                                 2005              2004
                                                                           ---------------     -------------

Cash flows from operating activities:
        Net loss                                                            $  (8,571)         $ (12,008)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization expense                               319                302
              Income from discontinued diagnostics business                         -               (262)
              Gain on sale of discontinued diagnostics business                     -             (2,020)
              Non-employee equity awards                                            6                 35
        Changes in assets and liabilities:
              Other current assets                                                202                 25
              Accounts payable, accrued liabilities
                  and accrued compensation                                     (2,014)              (140)
              Unearned contract revenue                                        (1,965)               974
                                                                           ------------     --------------
        Net cash used in operating activities                                 (12,023)           (13,094)
                                                                           ------------     --------------
Cash flows from investing activities:
        Cash received from sale of discontinued diagnostics business                -              2,989
        Purchase of property and equipment                                       (230)              (336)
                                                                           ------------     --------------
        Net cash (used in)/provided by investing activities                      (230)             2,653
                                                                           ------------     --------------
Cash flows from financing activities:
        Proceeds from issuance of common stock, net                               166              3,413
                                                                           ------------     --------------
Net decrease in cash and cash equivalents                                     (12,087)            (7,028)
Cash and cash equivalents, beginning of the period                             26,358             26,530
                                                                           ------------     --------------
Cash and cash equivalents, end of the period                                $  14,271           $ 19,502
                                                                           ============     ==============







                         See notes to condensed consolidated financial statements.


                          GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in thousands, except per share data)
                                  (Unaudited)
                               September 30, 2005

1.       Significant Accounting Policies

         Basis of Presentation

         Genelabs Technologies, Inc., referred to with its subsidiaries collectively as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery capabilities that can support various research and development projects. The Company is currently concentrating these capabilities on discovering novel compounds that selectively inhibit replication of the hepatitis C virus and advancing preclinical development of compounds from this hepatitis C virus drug discovery program, while also exploring options for development of a late-stage product for lupus.

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

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It is possible that actual amounts will differ from those estimates.

         These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The comparative balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

2.       Stock-Based Compensation

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its employees stock based compensation plans. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, recognizes no compensation expense for stock options granted to employees. The Company follows the disclosure only provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee stock-based compensation using the fair-value method:


                                                            For the three months            For the nine months
                                                             ended September 30,            ended September 30,
                                                             2005           2004            2005           2004
                                                         -------------- ----------       ------------- ----------

  Net loss as reported                                      $ (2,845)     $ (4,371)        $ (8,571)      $ (12,008)
  Stock-based employee compensation cost:
      Included in net loss as reported                             -             -                -               -
     Amount that would have been included in
       net loss if we had accounted for all stock-
       based employee compensation at its
       theoretical fair value                                   (172)         (340)            (829)         (1,124)
                                                         -------------  ------------     -----------     ------------
  Pro forma net loss                                        $ (3,017)     $ (4,711)        $ (9,400)      $ (13,132)
                                                         =============  ============     ===========     ============

  Net loss per common share as reported,
       basic and diluted                                    $  (0.03)     $  (0.05)        $  (0.10)      $  (0.14)
                                                         =============  ============     ===========     ===========
  Pro forma net loss per common share,
       basic and diluted                                    $  (0.03)     $  (0.05)        $  (0.11)      $  (0.15)
                                                         =============  ============     ===========     ===========


3.       Comprehensive Loss

         During each of the three months and nine months ended September 30, 2005 and 2004, the Company's comprehensive loss was the same as the net loss.

4.       Net Loss per Share

         Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended September 30, 2005 and 2004 would have included an additional 18,000 and 2,366,000 shares, respectively, and for the nine months ended September 30, 2005 and 2004 would have included an additional 14,000 and 2,846,000 shares, respectively, related to the Company's outstanding stock options and warrants. Net earnings per common share, basic and diluted, from discontinued operations were $0.00 and $0.03 for the three months and nine months ended September 30, 2004, respectively.

5.       Recent Accounting Pronouncement

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which Genelabs is currently required to implement effective January 1, 2006. SFAS 123R addresses the accounting for stock options issued to employees, and eliminates the ability to account for employee stock options using the intrinsic value method currently used by the Company. Instead, SFAS 123R requires that these options be accounted for using a fair-value based method, and the Company will be required to recognize an expense based on estimates of the value of the stock options. Genelabs expects to adopt SFAS 123R using the modified-prospective transition method and is currently evaluating option valuation methodologies and assumptions. Current estimates of option values using the Black-Scholes method (as shown in Note 2 above) may not be indicative of results from valuation methodologies permitted under SFAS 123R. When SFAS 123R is adopted, the Company's operating expenses will increase by the estimated fair value of the stock options issued to employees, which is expected to have a material impact on the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery capabilities that can support various research and development projects. The Company is currently concentrating these capabilities on discovering novel compounds that selectively inhibit replication of the hepatitis C virus, or HCV, and advancing preclinical development of compounds from this hepatitis C virus drug discovery program, while also exploring options for development of a late-stage product for lupus.

         A number of events have impacted the business of Genelabs during the third quarter of 2005 and to date. Beginning with drug discovery, we continued to expand our research capacity and capability by hiring additional scientists. We have focused on our HCV polymerase non-nucleoside drug discovery program, to which Genelabs retains all rights, as well as a separate effort focused on a target encoded by the NS5a region of the HCV genome. In addition, we are continuing our work on the HCV nucleoside program in collaboration with Gilead Sciences, Inc., or Gilead. We have completed one and seven day toxicology studies in two rodent species on two non-nucleoside compounds that function by targeting the HCV polymerase. The two compounds are from separate chemical families. Based on the results of these studies, we intend to contract with an outside manufacturer to perform scale-up synthesis and production of additional quantities of the compounds. These quantities would enable further toxicology and other studies necessary to file an Investigational New Drug, or IND, application in the United States or similar application in a foreign country to commence clinical trials in humans. Depending on resource constraints, the Company may proceed with scale-up manufacturing of one or both of the preclinical compounds. If the manufacturing proceeds smoothly and the requisite tests are conducted efficiently with positive results, the Company believes that it may file an IND or similar application by early 2007. There can be no assurance that manufacturing and testing will be successful or that the Company will file an IND within such time frame.

         In drug development, we are focused on defining possible paths forward for our investigational drug for women with lupus, Prestara(TM). Patients who completed our phase III clinical trial, designated Study GL02-01, were eligible to enroll in a 12-month open-label continuation study which has been designated Study GL03-01. This follow-on trial assessed the effect of Prestara on bone mineral density of women with lupus over an additional 12 months. Preliminary results of Study GL03-01 demonstrated that patients who received 200 mg of Prestara per day increased their bone mineral density, or BMD, at the lumbar spine by approximately 0.9% during the 12 months they were enrolled in Study GL03-01. Results of Study GL03-01 also demonstrated that patients who received a lower dose of Prestara, 100 mg per day, did not increase their BMD during the clinical trial, and in fact lost a measurable amount of bone mineral density at the lumbar spine over the 12-month period of Study GL03-01. The patients who had previously received 200 mg per day of Prestara in the earlier Study GL02-01 and who were then randomized to continue receiving 200 mg of Prestara in Study GL03-01 experienced an increase in BMD at the lumbar spine over each successive 6-month interval in the 18-month duration of the combined studies. The safety profile for Prestara in this study was consistent with that seen in previous clinical studies. We currently have a meeting scheduled with the FDA for the purpose of determining the future development path for Prestara. However, because the meeting dates previously scheduled have been postponed at the request of the FDA, there can be no assurance that the meeting will take place this year, or at all. Although we believe that the Prestara clinical trials have provided evidence of its benefits with an acceptable safety profile, we also believe that it is unlikely that the FDA will approve Prestara without requiring additional positive phase III clinical trial data. Since unblinding Study GL02-01 in October 2004, our expenditures on Prestara and our clinical development capabilities have been substantially reduced. We presently do not have the resources to conduct another phase III clinical trial, and we may decide to discontinue further development of Prestara.

         On October 13, 2005 the Company's common stock ceased trading on The Nasdaq National Market and began trading on the Nasdaq Capital Market, formerly known as the Nasdaq SmallCap Market. The Company currently does not comply with Nasdaq's $1.00 minimum closing bid price requirement, and has a grace period until March 16, 2006 to regain compliance with the minimum closing bid price requirement. At our 2005 annual meeting of shareholders our shareholders approved a 1-for-5 reverse split of our common stock that may be implemented at the discretion of our board of directors anytime before the 2006 annual meeting of shareholders.

Results of Operations - Third Quarter 2005 compared to Third Quarter 2004
-------------------------------------------------------------------------

         Summary

         Genelabs' net loss was $2.8 million in the third quarter of 2005 compared to a net loss of $4.4 million for the third quarter of 2004. The lower net loss in the 2005 period compared to the 2004 period is primarily due to increased contract revenue from a research collaboration and license agreement with Gilead Sciences, Inc., or Gilead, that was not in place during the 2004 period, combined with lower research and development expenses, partially offset by higher general and administrative expenses.

         Revenue

         Contract revenue was $1.6 million in the third quarter of 2005 compared to $0.2 million in the third quarter of 2004. Our largest source of revenue in the third quarter of 2005 was a research collaboration and license agreement with Gilead, under which we recognized $1.4 million. Because this collaboration was not in place during the third quarter of 2004, there is no comparable revenue for the 2004 period. During the third quarter of both 2005 and 2004, we recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara(TM). The collaborations are with Watson Pharmaceuticals, Inc., or Watson, for North America and Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate extend through December 31, 2008.

         Royalty revenue was $0.1 million in the third quarter of 2005 compared to $0.2 million in the third quarter of 2004. Our largest source of royalty revenue in both quarters was from licenses we have granted to sell certain HCV diagnostic products.

         Research and Development Expenses

         Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to these discovery and development efforts and accordingly most of our costs are classified as research and development and are expensed as incurred. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. The majority of Genelabs' research and development is directed toward two major projects - developing Prestara(TM) as an investigational new drug for lupus and discovery of entirely new drugs. The following table breaks down our research and development expenses by major project (in thousands):


                                                   For the three months ended
                                                         September 30,
                                                      2005           2004        Change
                                                -----------------------------------------
  Drug discovery                                   $ 1,486         $ 1,086          +37%
  Drug development (Prestara(TM))                      558           1,211          -54%
  Support costs and other R&D                          900             987           -9%
                                                -----------------------------
           Total research and development          $ 2,944         $ 3,284          -10%
                                                =============================

         Research and development expenses decreased by $0.3 million in the third quarter of 2005 compared to the third quarter in 2004. Expenses for drug discovery comprise the largest single category of our research and development expenses. Drug discovery costs increased by $0.4 million in the third quarter of 2005 compared to the third quarter of 2004 due to the expansion of our drug discovery efforts, primarily the hiring of additional scientists. The additional scientists we hired are mainly focused on discovering new drugs targeting the HCV polymerase using non-nucleoside compounds and targeting other sites for potential new drugs, including HCV NS5a. The increase in expenses for our drug discovery efforts during the third quarter of 2005 compared to the third quarter of 2004 were more than offset by lower costs in other categories of research and development. Drug development costs for Prestara, our investigational drug for lupus, were $0.7 million lower in the third quarter of 2005 than in the third quarter of 2004. The decrease in costs occurred primarily because we completed a double-blind Phase III clinical trial in women with lupus in August of 2004 and accordingly did not have costs for this clinical trial during 2005. During the 2005 period we completed an open-label follow-on study, but the costs for this trial were substantially lower than for the double-blind Phase III study that completed in August 2004. Support costs and other R&D costs were also lower in the third quarter of 2005 and are primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff and the company bonus, all allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other R&D expenses decreased in the third quarter of 2005 compared to the third quarter of 2004 primarily because of a lower provision for employee incentive bonuses.

         Genelabs' current drug discovery efforts have evolved from a program that started in 1993 and initially focused on DNA as a target for drug intervention. Since initiating this drug discovery program, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics capabilities. Genelabs has incurred direct drug discovery costs for these efforts through September 30, 2005 of approximately $43 million, which, in addition to building these drug discovery capabilities, includes the Company's earlier DNA-binding drug discovery efforts. Our current drug discovery efforts are directed towards our hepatitis C virus research programs, which are concentrated on identifying new drugs to combat infections with HCV.

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

         Genelabs began developing Prestara(TM) for systemic lupus erythematosus in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To develop this investigational new drug, we built internal clinical development capabilities including clinical trial design, monitoring, analysis and reporting, regulatory affairs and quality control and assurance. Direct costs incurred to build these capabilities and advance Prestara to its current stage of development have been approximately $49 million through September 30, 2005. Future development plans for Prestara for lupus and the costs we incur will depend on a number of factors. These include discussions with and actions by the FDA, actions involving regulatory authorities in Europe and other countries and actions by our Prestara collaborators.

         General and Administrative Expenses

         General and administrative expenses were $1.7 million in the third quarter of 2005 compared to $1.5 million in the third quarter of 2004. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. These expenses were higher in the third quarter of 2005 compared to the third quarter of 2004, primarily due to higher legal and finance expenses associated with operating as a public company and increased business development costs.


Results of Operations - First Nine Months of 2005 compared to First Nine Months of 2004
------------------------------------------------------------------------

         Summary

         Genelabs' net loss was $8.6 million for the first nine months of 2005, compared to a net loss of $12.0 million for the first nine months of 2004. The decrease in our net loss is mainly due to higher contract revenue from a research collaboration and license agreement with Gilead that was not in place for the 2004 period and lower research and development expenses following completion of a double-blind clinical trial for the Company's investigational new drug for lupus, partially offset by a gain on the sale of a discontinued operation in 2004.

         Revenue

         Contract revenue was $4.7 million in the first nine months of 2005 compared to $1.3 million in the first nine months of 2004. Our largest source of revenue in the first nine months of 2005 was a research collaboration and license agreement with Gilead, under which we recognized $4.2 million. Because this collaboration was not in place during the first nine months of 2004, there is no comparable revenue for the same period in 2004. Also during the first nine months of 2005, we recognized $0.5 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara(TM). The revenue we recognized related to Prestara from our North American collaborator, Watson, decreased in the first nine months of 2005 compared to the first nine months of 2004 due to our extension of the amortization period for the up-front payment following the results of our phase III clinical trial which did not reach its primary endpoint. This extension of the amortization period was effective beginning in the third quarter of 2004, and we extended the amortization period to December 31, 2008.

         Royalty revenue was $0.5 million in the first nine months of both 2005 and 2004. Our largest source of royalty revenue in both quarters was from licenses we have granted to sell certain HCV diagnostic products.

         Research and Development Expenses

         The following table breaks down our research and development expenses by major project (in thousands):


                                                   For the nine months ended
                                                         September 30,
                                                      2005            2004        Change
                                                ----------------- --------------------------
  Drug discovery                                    $ 4,526        $  3,446        +31%
  Drug development (Prestara(TM))                     2,161           4,475        -52%
  Support costs and other R&D                         2,738           3,490        -22%
                                                -----------------------------
           Total research and development           $ 9,425        $ 11,411        -17%
                                                =============================


         Research and development expenses decreased by $2.0 million in the first nine months of 2005 compared to the first nine months of 2004. In 2005, drug discovery costs comprised the largest portion of our research and development expenses. Expenses for drug discovery increased by $1.1 million in the first nine months of 2005 compared to the first nine months of 2004 due to the expansion of our drug discovery efforts, primarily the hiring of additional scientists. The additional scientists we hired are mainly focused on discovering new drugs targeting the HCV polymerase using non-nucleoside compounds and targeting other sites for potential new drugs, including HCV NS5a. The increase in expenses for our drug discovery efforts during the first nine months of 2005 compared to the first nine months of 2004 were more than offset by lower costs elsewhere in research and development. Drug development costs for Prestara, our investigational drug for lupus, were $2.3 million lower in the first nine months of 2005 than in the first nine months of 2004. The decrease in costs occurred primarily because in 2004 we were conducting a Phase III clinical trial. During the 2005 period we completed an open-label follow-on study, but the costs for this trial were substantially lower than for the Phase III study that completed in 2004. Support costs and other R&D costs were also lower by $0.8 million in the first nine months of 2005 compared to the first nine months of 2004 primarily because of a lower provision for employee incentive bonuses.

         General and Administrative Expenses

         General and administrative expenses were $4.6 million in the first nine months of 2005 compared to $4.8 million in the first nine months of 2004. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. These expenses were lower in the first nine months of 2005 compared to the first nine months of 2004, primarily due to lower marketing expenses which were partially offset by higher legal and finance expenses associated with operating as a public company.

         Discontinued Operations

         During the first nine months of 2004, we recorded $0.3 million in income from our discontinued diagnostics business and a gain of $2.0 million on its sale. There were no such transactions in the first nine months of 2005.

Liquidity and Capital Resources
-------------------------------

         We assess liquidity primarily by the funds available for our operations. Genelabs had cash, cash equivalents and restricted cash balances totaling $14.4 million at September 30, 2005. During the first nine months of 2005, our cash and cash equivalents decreased by $12.1 million primarily due to cash used in operations. The cash used in operations during the first nine months of 2005 funded our research on discovery of new treatments for hepatitis C virus infection and our development of Prestara for lupus.

         Since our inception, Genelabs has operated at a loss and has funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and possibly further development costs for Prestara. The amount of additional costs in our business plans will depend on numerous factors including clinical trial results, any FDA actions, the progress of our research and development programs and the actions of corporate collaborators.

         Genelabs presently estimates that current cash resources will be adequate to provide liquidity into approximately the third quarter of 2006. However, we plan to seek additional funds prior to this time in order to carry out our business plans and we expect to continue to rely on outside sources of financing to meet our capital needs. We are considering entering into additional research collaborations, such as for our hepatitis C virus drug discovery program which is separate from our collaboration with Gilead, and are exploring other potential sources of funding. We may be unable to complete any of these transactions as currently contemplated or at all.

         To meet our capital needs we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern. If we are unable to raise capital prior to the issuance of our next annual report, our ability to operate as a going concern will be in doubt and our auditors will include a going concern qualification in their audit report on our 2005 consolidated financial statements.

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

Risk Factors
------------

         There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Report on Form 10-Q.

Risks Related to Genelabs

We will need to raise additional capital in the near future, and if we are unable to timely secure adequate funds on acceptable terms, we will be unable to execute our business plan or to continue as a going concern.

         During the next 12 months, we will need to raise additional capital to execute our business plan to provide adequate working capital to satisfy our business objectives and requirements and to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern. If we are unable to raise capital prior to the issuance of our next annual report, our ability to operate as a going concern will be in doubt and our auditors will include a going concern qualification in their audit report on our 2005 consolidated financial statements.

We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.

         We have incurred losses each year since our inception and have accumulated approximately $226 million in net losses through September 30, 2005, including net losses of $13.5 million for the year ended December 31, 2004 and $8.6 million for the nine months ended September 30, 2005. We may never be profitable and our revenues may never be sufficient to fund operations.

         We presently estimate that our current cash resources are adequate to fund our current operations into approximately the third quarter of 2006. However, we will still require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure sufficient additional funds:

     o the current trading price of our stock will materially and adversely affect our ability to raise funds through the issuance of stock;

     o unless we implement a reverse stock split, the number of shares of common stock that we are currently authorized to issue is limited, and when combined with the low trading price of our stock, will materially and adversely affect our ability to raise funds through the issuance of stock;

     o the amount of stock we may sell and capital we may raise privately without a shareholder vote is limited, and we may be unable to secure capital on a timely basis with acceptable terms if we must submit such a transaction to our shareholders for approval;

     o the listing of our stock on the Nasdaq Capital Market may materially and adversely affect our ability to raise funds through the issuance of stock because of factors such as reduced liquidity and the requirement to comply with state securities laws;

     o if we are unable to regain compliance with the Nasdaq's listing requirements in a timely matter, our ability to successfully obtain additional equity financing will be negatively impacted;

     o since our research programs are in an early stage, there are fewer opportunities to enter into collaborations with other companies and up-front payments for early-stage pharmaceutical research collaborations are generally smaller for projects that are further from potential marketability;

     o biotechnology research and development projects have a high risk of failure and the failure of our research-stage drug candidates or those of other companies could discourage funding sources from providing us with financing;

     o two of the latest Phase III clinical trials for our investigational lupus drug, Prestara or its active ingredient, did not meet their primary and secondary endpoints; and

     o Discussions with the Food and Drug Administration have indicated that the Company will need to conduct an additional Phase III clinical trial of Prestara in order to qualify for approval, and the Company does not have the funds to conduct the trial.

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

         On October 13, 2005 the Company's common stock ceased trading on The Nasdaq National Market and began trading on the Nasdaq Capital Market, formerly known as the Nasdaq SmallCap Market. The downlisting of the Company's common stock to the Nasdaq Capital Market may decrease the stock price, reduce the liquidity of the stock and make it more difficult for the Company to raise additional funds through the issuance of stock and/or warrants. To maintain its listing on the Nasdaq Capital Market, Genelabs is required, among other things, to either maintain stockholders' equity of at least $2.5 million or a market value of at least $35 million, as well as to maintain a closing bid price of at least $1.00 per share of common stock.

         During most of 2005 our closing bid price has been below $1.00. The Company has until March 16, 2006 to achieve compliance with the $1.00 closing bid price requirement. At the Company's annual meeting on June 14, 2005, our shareholders authorized the Company's Board of Directors to implement a one-for-five reverse stock split. However, even if the reverse split is implemented, there can be no assurance that the closing bid price of our stock thereafter will comply with Nasdaq's requirements.

         In addition to the closing bid price requirement, to remain listed on the Nasdaq Capital Market we must have at least $2.5 million in shareholders' equity or a market value of at least $35 million. Our shareholders' equity as of September 30, 2005 was $4.5 million and as of October 31, 2005 the Company's market value was approximately $43 million. We may not be able to maintain compliance with the Nasdaq Capital Market continued listing requirements through 2006, including satisfaction of the $2.5 million shareholder equity requirement unless we are able to increase our shareholders' equity through a financing or other means.

         If Genelabs is unable to meet or maintain compliance with all of the Nasdaq listing requirements, it may be delisted from the Nasdaq Capital Market. If delisted from the Nasdaq Capital Market, Genelabs might apply for listing on the American Stock Exchange. Genelabs may fail to meet the requirements for initial listing or may fail to maintain compliance with the continued listing requirements of the American Stock Exchange. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

The results of our clinical trial of Prestara(TM), Genelabs' drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and diminishing our business prospects.

         In order to satisfy conditions set by the U.S. Food and Drug Administration, or FDA, we conducted a Phase III clinical trial of Prestara on women with lupus taking glucocorticoids using bone mineral density as the trial's primary endpoint. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara and the group taking placebo. Additionally, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms. While we believe we have identified most probable causes for the failure of this study to reach its primary endpoint, we may never know with certainty what the cause or causes of this failure were.

         A clinical trial of prasterone (the active ingredient in Prestara) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. In April 2005 we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the spine. Because both our and Genovate's clinical trials did not meet their primary endpoints, it is extremely unlikely that the FDA will approve Prestara without another Phase III clinical trial. It may not be possible to design and implement a trial that would successfully provide results sufficient to obtain FDA approval for Prestara, and Genelabs currently does not have the funds to conduct such a trial.

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

Our collaborations may fail.

         We have entered into collaborations with Watson, Gilead, GlaxoSmithKline, or GSK, and other companies and we may enter into future collaborations with Watson, Gilead, GSK or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations. In this regard, Gilead may not continue to fund our research beyond its obligation in the research contract. We are dependent on our collaborators to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and/or to market and sell any products arising from the research and/or development conducted by the company or the collaborator. Factors which may cause our collaborators to fail in these efforts include: problems with toxicity, bioavailability or efficacy of the product candidate, difficulties in manufacture, problems in satisfying regulatory requirements, emergence of competitive product candidates developed by the collaborator or by others, insufficient commercial opportunity, problems the collaborators may have with their own contractors, lack of patent protection for our product candidate or claims by others that it infringes their patents or other intellectual property rights. Collaboration on a project also may result in disputes with the collaborator over the efforts of the Company and/or the collaborator or rights to intellectual property. In the course of the collaboration our collaborator may obtain know-how which enables it to compete with us in the same area of research and/or development. Because research and development results are unpredictable, we and our collaborators may not achieve any of the milestones in the collaboration agreements.

We do not have the resources to conduct preclinical development.

         We do not have the personnel or facilities to conduct the formal preclinical development of our hepatitis C compounds as necessary to file an application to conduct clinical trials in humans. Our experience in conducting preclinical development, including formal toxicology studies, is limited. We will need to outsource this activity and retain experienced personnel. Outsourcing is expensive, time-consuming and requires reliance on the performance of third parties. Because of our financial condition, stock performance and setbacks in our Prestara(TM) program, we may have difficulty hiring specialized personnel.

We may be unable to attract or retain key personnel.

         Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such personnel is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. Furthermore, the negative results from the clinical trials of Prestara(TM) or the similar formulation used in Taiwan and the ensuing drop in our stock price, as well as the Company's declining cash position, have significantly diminished our future business prospects, thus making it more difficult to retain existing employees and to recruit new employees. Since the announcement of the results of our Phase III trial of Prestara in October 2004, the majority of our clinical development staff has left the Company. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

         As part of our process of conducting drug discovery research and clinical trials we rely on third parties such as medical institutions, pre-clinical and clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. Additionally, the Taiwan clinical trials were conducted by another company, Genovate, and we did not have control over the conduct of such trials. We depend on Gilead for nucleoside compounds for treatment of hepatitis C infections, and GSK for hepatitis E vaccine, to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If our Japanese marketing partner for Prestara(TM) does not obtain approval to market Prestara in Japan, our business prospects will suffer because we do not have capabilities to develop Prestara for Japan ourselves and we would lose a significant source of potential revenue.

         Our licensee in Japan, Tanabe, has not conducted clinical trials for Prestara in Japan. Given the recent negative results in the clinical trials of Prestara and the similar formulation used in Taiwan, Tanabe may not proceed with clinical trials, or if it does, the results from such trials may not be positive.

Our outside supplies and manufacturers for Prestara(TM) and our hepatitis C compounds are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

         Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara capsules and for packaging. We rely on another manufacturer for the scale up and production of our hepatitis C compounds. The disqualification of these suppliers and manufacturers through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of our drug candidates. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestara and its active ingredient in anticipation of possible marketing approval. This inventory will exceed its expiration date before any possible commercial launch, although the expiration date of the active ingredient may be extended if it successfully passes re-testing.

         The following could harm our ability to manufacture Prestara or our hepatitis C compounds:

     o the unavailability at reasonable prices of adequate quantities of the active ingredient or intermediates;

     o    the loss of a supplier's or manufacturer's regulatory approval;

     o the failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

     o the failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

     o the inability to develop alternative sources in a timely manner or at all;

     o inability or refusal of the manufacturers to meet our needs for any reason, such as loss or damage to facilities or labor disputes;

     o    manufacture of product that is defective in any manner;

     o competing demands on the contract manufacturer's capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers; and

     o complications in the scale-up or large-scale manufacturing of our hepatitis C compounds.

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

         If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications Genelabs has filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Prestara owned by others might exist now or in the future. We might not be able to obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

Our facilities in California are located near an earthquake fault, and an earthquake could disrupt our operations and adversely effect results.

         Almost all of our operations are conducted in a single facility built on landfill in an area of California near active geologic faults which historically have caused major earthquakes from time to time. The office park where the facility is located is approximately at sea level behind levees sheltering the buildings from the San Francisco Bay. In the event of a significant earthquake, we could experience significant damage and business interruption. The Company currently has insurance coverage for earthquake and flood damage, including business interruption coverage due to those events, with limits of $5 million and subject to a deductible which currently is approximately $1.6 million. There is no assurance that earthquake or flood insurance will continue to be available at a cost that is acceptable to the Company or that such insurance will be adequate to reimburse our losses.

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

         The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2004 and December 31, 2004, the price of our common stock fluctuated between $0.48 and $3.25 per share. Between January 1, 2005 and October 31, 2005, the price of our common stock fluctuated between $0.36 and $1.23 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. In the event we do not obtain the capital necessary to continue as a going concern, we may be required to discontinue operations, which could result in the complete loss of investment to our shareholders.

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

Item 4.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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


PART II -- OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number                           Description
------          ---------------------------------------------------------------
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


                                          GENELABS TECHNOLOGIES, INC.
                                          (Registrant)

                                          Principal Executive Officer:

                                          /s/ JAMES A.D. SMITH
Date: November 8, 2005                    ---------------------------------
                                          James A.D. Smith
                                          President and Chief Executive Officer


                                          Principal Financial and Chief
                                          Accounting Officer:

                                          /s/ MATTHEW M. LOAR
Date: November 8, 2005                    ----------------------------------
                                          Matthew M. Loar
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                                    Description
-----------     ---------------------------------------------------------------
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