Form 10-Q
period 2006-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2006-05-15
CIK 874443

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

                                       or

  |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

There were 17,817,649 shares of the Registrant's Common Stock issued and outstanding on April 21, 2006.

===============================================================================

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the "safe harbor" created therein, including those statements which use any of the words "may," "will," "anticipates," "estimates," "intends," "believes," "expects," "plans," "potential," "seeks," "goal," "objective," and similar expressions. These forward-looking statements include, among others, statements regarding:

     o our ability to secure sufficient funds to continue as a going concern;

     o    our ability to remain listed on the Nasdaq Capital Market;

     o estimates that existing cash resources will be adequate to provide liquidity for our regular operations only to approximately the beginning of the fourth quarter of 2006;

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

     o our ability, or our collaborators' ability, to achieve any of the milestones contained in our agreements;

     o further actions or developments relating to Prestara(TM) (prasterone), our investigational drug for lupus, and its New Drug Application;

     o the securing and defense of intellectual property rights important to our business.

         All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section at the end of Item 2. Among these are the risks that we may not be able to raise sufficient funds to continue operations, that we may be delisted from the Nasdaq Capital Market, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to license our technologies to others may fail and that clinical trials of Prestara(TM) or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the U.S. Food and Drug Administration, or FDA, and foreign authorities may delay or deny approval of Prestara(TM). These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                                          GENELABS TECHNOLOGIES, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands)

                                                                         March 31,                December 31,
                                                                           2006                       2005
                                                                        ------------              -------------
                                                                        (Unaudited)                  (Note 1)
                                                 ASSETS
Current assets:
      Cash and cash equivalents                                         $       7,415             $      10,061
      Restricted cash                                                             150                       150
      Other current assets                                                        414                       539
                                                                     ------------------        -------------------
Total current assets                                                            7,979                    10,750
Property and equipment, net                                                       888                       951
Long-term investment                                                              960                       960
                                                                     ------------------        -------------------
                                                                        $       9,827             $      12,661
                                                                     ==================        ===================

                          LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
      Accounts payable and other accrued liabilities                    $         810             $         608
      Accrued compensation and related expenses                                   828                       789
      Accrued manufacturing costs                                                 675                       675
      Unearned contract revenue                                                 4,120                     3,220
                                                                     ------------------        -------------------
Total current liabilities                                                       6,433                     5,292
Accrued compensation                                                               94                       284
Unearned contract revenue                                                       4,083                     4,738
                                                                     ------------------        -------------------
Total liabilities                                                              10,610                    10,314
                                                                     ------------------        -------------------
Commitments and contingencies
Shareholders' equity/(deficit):
      Common stock                                                            231,317                   231,057
      Accumulated deficit                                                    (232,100)                 (228,710)
                                                                     ------------------        -------------------
Total shareholders' equity/(deficit)                                             (783)                    2,347
                                                                     ------------------        -------------------
                                                                        $       9,827             $      12,661
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


                                          GENELABS TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)
                                                  (Unaudited)

                                                                        For the three months ended
                                                                                March 31,
                                                               ---------------------------------------------
                                                                      2006                      2005
                                                               -------------------       -------------------
Revenue:
         Contract                                                 $       1,555             $       1,555
         Royalty                                                            150                       167
                                                               -------------------       -------------------
              Total revenue                                               1,705                     1,722
                                                               -------------------       -------------------

Operating expenses:
         Research and development                                         3,589                     3,262
         General and administrative                                       1,597                     1,421
                                                               -------------------       -------------------
              Total operating expenses                                    5,186                     4,683
                                                               -------------------       -------------------

Operating loss                                                           (3,481)                   (2,961)
Interest income, net                                                         91                       120
                                                               -------------------       -------------------

Net loss                                                          $      (3,390)            $      (2,841)
                                                               ===================       ===================

Net loss per common share - basic and diluted                     $       (0.19)            $       (0.16)
                                                               ===================       ===================

Weighted average shares outstanding to calculate basic
       and diluted net loss per common share                             17,818                    17,700
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



                                          GENELABS TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (In thousands)
                                                  (Unaudited)


                                                                        For the three months ended
                                                                                March 31,
                                                               ---------------------------------------------
                                                                      2006                      2005
                                                               -------------------       -------------------
Cash flows from operating activities:
         Net loss                                                 $      (3,390)            $      (2,841)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization expense                         104                       105
              Share-based compensation expense                              260                         6
         Changes in assets and liabilities:
              Other current assets                                          125                       318
              Accounts payable, accrued liabilities and
                accrued compensation                                         51                    (1,834)
              Unearned contract revenue                                     245                      (655)
                                                               -------------------       -------------------
         Net cash used in operating activities                           (2,605)                   (4,901)
Cash flows from investing activities:
         Purchase of property and equipment                                 (41)                      (11)
Cash flows from financing activities:
         Proceeds from issuance of common stock, net                          -                         3
                                                               -------------------       -------------------
Net decrease in cash and cash equivalents                                (2,646)                   (4,909)
Cash and cash equivalents, beginning of the period                       10,061                    26,358
                                                               -------------------       -------------------
Cash and cash equivalents, end of the period                      $       7,415             $      21,449
                                                               ===================       ===================






                           See notes to condensed consolidated financial statements.


                          GENELABS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in thousands, except per share data)
                                  (Unaudited)
                                 March 31, 2006

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

         Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred recurring operating losses and negative cash flows from operations, including a net loss of $3,390,000 and cash used in operations of $2,605,000 for the quarter ended March 31, 2006. As of March 31, 2006, the Company had cash and cash equivalents of $7,415,000, working capital of $1,546,000 and an accumulated deficit of $232,100,000. The Company expects its cash and cash equivalents would sustain existing operations only to approximately the beginning of the fourth quarter of 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital from a collaboration, equity financing or other means. In order to satisfy its projected cash needs for at least the next twelve months, Genelabs is pursuing various alternatives, including licensing its non-nucleoside HCV polymerase program, renegotiating the terms of a collaboration and pursuing investments from third-parties. If any of these transactions are completed Genelabs expects they would provide additional cash to the Company, although the amounts are not determinable. Genelabs may be unable to complete any of these transactions as currently contemplated or at all, and the outcome of these matters cannot be predicted at this time. Further, assuming the Company successfully raises additional funds, the Company may never achieve positive cash flow. If the Company is not able to secure additional funding the Company will be required to scale back its research and development programs and general and administrative activities and may not be able to continue in business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.

         These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The comparative balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date.

2.       Stock-Based Compensation

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which changes the accounting for share-based payment awards under our stock option and stock purchase plans, eliminating the ability to account for awards using the intrinsic value method, which had been used by the Company through December 31, 2005. Instead, SFAS 123R requires that awards be accounted for using a fair-value based method, and the Company is now required to recognize a share-based compensation expense based on estimates of the value of the awards.

         Under SFAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the related employees' requisite service periods in our Condensed Statement of Operations. The Company has no awards with market or performance conditions.

         The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, prior periods are not restated to reflect the impact of FAS123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

         Employee Stock Plans
         --------------------

         Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company's Employee Stock Purchase Plan. Eligible employees are entitled to purchase stock at 85% of the market value at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. At March 31, 2006 408,000 shares were available for future purchases.

         Stock Option Plan. The Company's stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. At March 31, 2006, 354,000 shares were available for future grants.

         Share-Based Compensation Information under FAS 123R (beginning January 1, 2006)
         --------------------------------------------------------------

         Under the provisions of SFAS 123R, the Company has elected to continue using the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards. Because the Company's historical data demonstrated different patterns of exercise behavior for officers as compared to non-officer employees, upon adoption of SFAS 123R the Company has elected to value its options separately for officers and non-officers.

         The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $1.51 and $1.44 per share for officers and non-officers, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three months ended March 31, 2006:

                                                               Employees
                                                                who are
                                                                  not
                                                Officers        Officers
                                               --------------------------
        Risk-free interest rate                      4.5%          4.5%
        Dividend yield                               0.0%          0.0%
        Expected volatility                         90.0%         90.0%
        Expected term (years)                        6.75          5.75

         The expected dividend yield, volatility and term above were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company's stock over a period similar to the expected terms of the options, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options.

         As share-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Future forfeitures of vested and unvested employee stock options outstanding are estimated by the Company to be approximately 4.1% and 10.6% per year for officers and non-officers, respectively.

         The estimated fair value of each share expected to be purchased under our stock purchase plan was $0.74 for the three months ended March 31, 2006 based upon the following assumptions (annualized percentages) for all participating employees:

        Risk-free interest rate                                       4.5%
        Dividend yield                                                0.0%
        Expected volatility                                          90.0%
        Expected term (years)                                         0.50

         All assumptions used in determining the weighted-average estimated fair value of share-based payment awards and the related share-based compensation expense for the period presented are subject to substantial change in the future.

         Share-based compensation expense is recognized on a straight-line basis over the related employee's requisite service periods. Total share-based compensation expense related to all of the Company's share based awards recognized for the three months ended March 31, 2006 was included in the statement of operations as follows:

        Research and development                                  $     202
        General and administrative                                       58
                                                                --------------
        Total share-based compensation expense                    $     260
                                                                ==============

        Effect on net loss per common share, basic and diluted    $   (0.01)
                                                                ==============

         Share-based compensation expense for the three months ended March 31, 2006 includes $60,000 related to share-based awards granted during the three months ended March 31, 2006. As of March 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $1.4 million, which will be expensed over a weighted average period of 1.4 years.

         Stock Option Activity
         ---------------------

         Stock option transactions for the first quarter of 2006 are summarized as follows:


                                                             Weighted        Weighted
                                                             Average         Average        Aggregate
                                              Number         Exercise       Remaining       Intrinsic
                                            of Shares         Price           Term            Value
                                            ----------------------------------------------------------

        Outstanding at December 31, 2005       1,746          $  9.73
                          Granted                542          $  1.91
                          Exercised                -          $     -
                          Canceled               (51)         $ 21.41
                                            -----------
        Outstanding at March 31, 2006          2,237          $  7.57         7.6 years       $     -
                                            ===========

        Exercisable at March 31, 2006          1,156          $ 11.86         5.7 years       $     -


         The fair value of options that vested during the three months ended March 31, 2006 was $200,000.

         Pro-Forma Information under SFAS 123 (for periods prior to January 1,
         2006)
         --------------------------------------------------------------------

         Prior to adopting the provisions of SFAS 123R, the Company applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its share based payment awards. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, recognized no compensation expense for awards to employees. The Company followed the disclosure only provisions of SFAS 123, as amended by SFAS No. 148. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee awards using the fair-value method:

                                                                   For the
                                                                three months
                                                                 ended March
                                                                  31, 2005
                                                                --------------

        Net loss as reported                                      $  (2,841)
        Stock-based employee compensation cost:
            Included in net loss as reported                              -
           Amount that would have been included in
             net loss if we had accounted for all stock-
             based employee compensation at its
             theoretical fair value                                    (374)
                                                                --------------
        Pro forma net loss                                        $  (3,215)
                                                                ==============

        Net loss per common share as reported,
             basic and diluted                                    $   (0.16)
                                                                ==============
        Pro forma net loss per common share,
             basic and diluted                                    $   (0.18)
                                                                ==============


3.       Comprehensive Loss

         During each of the three months ended March 31, 2006 and 2005, the Company's comprehensive loss was the same as its net loss.

4.       Net Loss per Share

         Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended March 31, 2006 and 2005 would have included an additional 6,000 and 11,000 shares, respectively, related to the Company's outstanding stock options and warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than March 31, 2006 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after March 31, 2006 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.

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

         On April 28, 2006, Genelabs had cash, cash equivalents and restricted cash of approximately $6.2 million, which we expect would sustain existing operations only to approximately the beginning of the fourth quarter of 2006. As a result, there is substantial doubt as to the ability of Genelabs to continue as a going concern absent a substantial increase in cash from a new corporate collaboration or sale of equity securities. If we do not increase our cash or significantly reduce our expenditures by the third quarter of 2006, we may need to begin the process of ceasing operations, which may result in a complete loss of value for our shareholders. In addition, Genelabs does not currently satisfy the listing requirements of the Nasdaq Capital Market, requiring a minimum shareholder's equity balance of $2.5 million or market capitalization of at least $35 million, along with a price per share of at least $1.00, which could result in the delisting of Genelabs from that exchange. On April 4, 2006, we received notice from Nasdaq that we did not meet the Nasdaq Capital Market continued listing requirements, after which we submitted a plan to Nasdaq for our compliance. To date we have not received further written correspondence from Nasdaq on the matter.

         Effective January 1, 2006, Genelabs adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", or SFAS 123R, which changes the accounting for share-based payment awards under our employee stock option and purchase plans. Under SFAS 123R the Company is required to recognize compensation expense based on estimates of the value of the share-based awards. Genelabs adopted SFAS 123R using the modified prospective transition method, an adoption method under which prior periods are not restated to reflect the impact of FAS123R for comparative purposes. Under SFAS 123R, the total share-based compensation expense recognized for the three months ended March 31, 2006 was $0.3 million, or approximately $0.01 per share. Prior to the adoption of SFAS 123R, Genelabs followed the disclosure only provisions of SFAS 123, as amended by SFAS 148, and accordingly did not recognize expense for employee stock option and purchase plans in its statement of operations.


Results of Operations - First Quarter 2006 compared to First Quarter 2005
-------------------------------------------------------------------------

         Summary

         Genelabs' net loss was $3.4 million in the first quarter of 2006 compared to a net loss of $2.8 million for the first quarter of 2005. The higher net loss in the 2006 period compared to the 2005 period is primarily due to increased hepatitis C virus, or HCV, drug discovery expenses, expenses related to the adoption of a new accounting standard that requires expensing of the theoretical value of stock options we issue to employees, and increased general and administrative expenses, partially offset by lower expenses for the development of Prestara(TM), our investigational new drug for lupus.

         Revenue

         Contract revenue was $1.6 million in the first quarter of both 2006 and 2005. Our largest source of revenue in the first quarter of both 2006 and 2005 was a research collaboration and license agreement with Gilead Sciences, Inc., or Gilead, under which we recognized $1.4 million in each period. The agreement with Gilead was entered into in 2004 and has an initial term of three years, with Gilead having an option to extend for one additional year. Upon entering into the agreement we received an initial upfront payment of $8.0 million, which we have deferred and are recognizing into revenue over the term of our expected obligations under the agreement, or four years. In addition, we receive on-going quarterly payments to fund our program continuing work on the collaboration, which we recognize into revenue as earned.

         During the first quarter of both 2006 and 2005, we recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara(TM). The collaborations are with Watson Pharmaceuticals, Inc., or Watson, for North America and Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate extend through December 31, 2008.

         Royalty revenue was $0.2 million in the first quarter of both 2006 and 2005. Our largest source of royalty revenue in both quarters was from licenses we have granted to sell certain HCV diagnostic products.

         Research and Development Expenses

         Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to these discovery and development efforts, and accordingly, most of our costs are classified as research and development and are expensed as incurred. Research and development expenses include related salaries and benefits, clinical trial and related clinical manufacturing costs, contract and outside service fees, supplies and chemicals used in laboratories and allocated facilities and overhead costs. The majority of Genelabs' research and development is directed toward two major projects - developing Prestara(TM) as an investigational new drug for lupus and discovery of new drugs targeting HCV. The following table shows our research and development expenses by major project (in thousands):


                                                                     For the three months ended
                                                                             March 31,
                                                                        2006             2005           Change
                                                                  ------------------------------------------------

  Drug discovery (HCV)                                                $   1,914         $   1,496         +28%
  Drug development (Prestara(TM))                                           432               892         -52%
  Support costs and other research and development                        1,243               874         +42%
                                                                  --------------------------------
           Total research and development                             $   3,589         $   3,262         +10%
                                                                  ================================

         Research and development expenses increased by $0.3 million in the first quarter of 2006 compared to the first quarter in 2005. Expenses for drug discovery comprise the largest single category of our research and development expenses. Drug discovery costs increased by $0.4 million in the first quarter of 2006 compared to the first quarter of 2005 due to a greater number of employees working on our HCV programs as a result of our hiring additional scientists. In addition, we entered into a contract for process synthesis and scale-up manufacturing for one of our HCV preclinical candidates in order to be able to initiate Investigational New Drug Application, or IND, enabling studies, also increasing costs. Drug development costs for Prestara, our investigational drug for lupus, were $0.5 million lower in the first quarter of 2006 than in the first quarter of 2005 as a result of our completion of an open-label follow-on study in 2005 and a significantly lower number of employees during the 2006 period. Support costs and other research and development costs were $0.4 million higher in the first quarter of 2006 than in the first quarter of 2005. These costs are primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, utilities, maintenance, security, support staff, the company bonus and, for the first quarter of 2006 only, stock-based compensation expense. These costs are allocated based on the headcount ratio between research and development and general and administrative employees. These support costs and other research and development expenses increased in the first quarter of 2006 compared to the first quarter of 2005 primarily for two key reasons, the first of which is a charge for stock-based compensation expense, which we are required to recognize beginning in the first quarter of 2006 due to the adoption of SFAS123R. The second reason for the increase in costs is due to our employee incentive bonus plan, under which we recorded no expense in the first quarter of 2006 as compared to a credit in the first quarter of 2005 following the departure of participants that had been in a long-term portion of the plan.

         Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $47 million through March 31, 2006. Of this amount, $18 million relates to our HCV drug discovery programs which began in early 2002. During 2006, substantially all of our drug discovery efforts were directed toward three separate hepatitis C virus research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these mechanisms as our nucleoside program and we refer to the other as the non-nucleoside program. Our third HCV drug discovery program targets the HCV NS5a protein, a different viral enzyme that is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds. Genelabs also began developing Prestara(TM) for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara from Stanford University. To potentially develop this investigational new drug we have incurred direct costs of approximately $50 million through March 31, 2006.

         Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Going forward, we believe both of our HCV polymerase-targeted programs, nucleoside and non-nucleoside, are staffed at appropriate levels to address our objectives. We believe that, as we continue advancement of the preclinical candidates in the non-nucleoside program, our external costs will increase as we rely on outside sources to manufacture the drug material and conduct studies. During 2006, subject to receipt of additional funding, we also plan to continue work on our newest HCV drug discovery program, targeting the NS5a protein, and we intend to explore other drug targets as potential programs if our financial resources allow. However, the resources available to us, outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise this estimate. Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities.

         General and Administrative Expenses

         General and administrative expenses were $1.6 million in the first quarter of 2006 compared to $1.4 million in the first quarter of 2005. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. These expenses were higher in the first quarter of 2006 compared to the first quarter of 2005 due to higher legal expenses related to patent filing and prosecution and potential Company financing and business development activities, as well as stock-based compensation expense due to the adoption of SFAS 123R in the 2006 period.


Liquidity and Capital Resources
-------------------------------

         We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash, cash equivalents and restricted cash balances totaling $7.6 million at March 31, 2006. During the first three months of 2006, our cash and cash equivalents decreased by $2.6 million due to cash used in operations.

         Genelabs presently estimates that our current cash resources would be adequate to provide liquidity for our existing operations only to approximately the beginning of the fourth quarter of 2006. As a result, there is substantial doubt as to the ability of Genelabs to continue as a going concern absent a substantial increase in cash from a new corporate collaboration or sale of equity securities. We will require additional capital prior to this time to carry out our business plans in 2006 and thereafter and expect to continue to rely on outside sources of financing to meet our capital needs. If we do not increase our cash or significantly reduce our expenditures by the third quarter of 2006, we may need to begin the process of ceasing operations or liquidating, which may result in a complete loss of value for our shareholders.

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional capital from a collaboration, equity financing or other means. In order to satisfy its projected cash needs for at least the next twelve months, Genelabs is pursuing various alternatives, including licensing its non-nucleoside HCV polymerase program, renegotiating the terms of a collaboration and pursuing investments from third-parties. If any of these transactions are completed we expect they would provide additional cash to the Company, although the amounts are not determinable. Genelabs may be unable to complete any of these transactions as currently contemplated or at all, and the outcome of these matters cannot be predicted at this time. Further, assuming the Company successfully raises additional funds, the Company may never achieve positive cash flow. If the Company is not able to secure additional funding the Company will be required to scale back its research and development programs and general and administrative activities and may not be able to continue in business. The accompanying consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

         Longer-term, if we succeed in securing sufficient capital to allow us to continue drug discovery research and complete an additional clinical trial for Prestara, Genelabs' liquidity and capital resources may be materially impacted by success or failure in reaching milestones under corporate collaborations, the progress, if any, of the Company's other, unpartnered drug discovery programs and FDA actions with respect to our New Drug Application for Prestara.

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


Item 4.   Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

Item 1A.  Risk Factors

         There are a number of risk factors that should be considered by Genelabs' shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Quarterly Report on Form 10-Q.

         Risks Related to Genelabs

         We will need to raise additional capital within the next few months, and if we are unable to timely secure adequate funds on acceptable terms, we will be required to cease our operations and will not be able to continue as a going concern.

         On March 31, 2006, Genelabs had cash, cash equivalents and restricted cash totaling approximately $7.6 million, which we presently estimate can sustain our existing operations only to approximately the beginning of the fourth quarter of 2006. We will need to raise additional capital in order to execute our business plans, provide adequate working capital to satisfy our obligations and continue as a going concern. While we are in the process of seeking additional funds, including entering into a new collaboration for our hepatitis C virus drug discovery program, selling equity, renegotiating an existing corporate collaboration, and/or other arrangements, it is possible that none of these efforts to seek additional funds will be successful. If these efforts are not successful by the third quarter of 2006, we may need to begin terminating operations and you may lose your entire investment. If one or more of these efforts are successful, the amount of funds we raise may still not be sufficient for us to sustain operations as planned or at all. As of the date of this filing, there is substantial doubt about the Company's ability to continue as a going concern due to its historical negative cash flow and because the Company does not currently have sufficient committed capital to meet its projected operating needs for at least the next twelve months. Additionally, our financial condition may lead our vendors and suppliers to require advance payments or security deposits, further depleting our resources, and may result in loss of some of our employees who seek employment elsewhere.

         If we raise additional funds through the issuance of equity, or securities convertible into equity, we may be required to do so at a price per share below then-current trading prices, thereby diluting our current shareholders. We may not be able to obtain additional funds on acceptable terms, or at all. Other sources of capital, such as a collaboration or strategic alliance, may require us to grant third parties rights to our intellectual property assets, or require us to adversely renegotiate the terms of one or more of our existing collaborations. We may also need to change our operating plans. Although we are currently discussing with third parties a collaboration for our HCV non-nucleoside drug discovery program, we may fail to enter into any agreement on acceptable terms, if at all. We also may be unable to find buyers willing to purchase our equity or to license other products or technology on commercially favorable terms, if at all. If additional funds are not available we may be required to cease operations, resulting in a complete loss of investment to our shareholders.

         In order to maintain its license to use radioactive research materials, Genelabs has established a $150,000 standby letter of credit in favor of the Radiologic Health Branch of the California Department of Health Services. If we are unable to raise additional funds, the letter of credit may be terminated and the radioactive materials license may be suspended or revoked.

         Because we do not qualify for listing on the Nasdaq quotation system, the value of your investment in Genelabs may substantially decrease.

         To remain listed on the Nasdaq Capital Market we must have at least $2.5 million in shareholders' equity or a market value of at least $35 million. Our shareholders' equity as of March 31, 2006 was a deficit of $0.8 million and as of May 10, 2006 the Company's market value was approximately $16 million. We currently do not comply with the minimum shareholder's equity or market capitalization requirements, and will not be able to comply with these requirements unless we are able to increase our shareholders' equity through a financing or other means or our stock price significantly increases. We have received a notice of non-compliance from Nasdaq and have submitted a plan for compliance but have not received any further written correspondence from Nasdaq on the matter.

         To remain listed on the Nasdaq Capital Market the closing bid price of our stock must be at least $1.00 per share. As of May 10, 2006, our closing bid price was approximately $0.89 per share. If our stock price does not increase above $1.00 per share, Nasdaq will issue a separate notice of non-compliance to us.

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

         We have incurred losses each year since our inception and have accumulated approximately $232 million in net losses through March 31, 2006, including a net loss of $3.4 million for the quarter ended March 31, 2006. We may never be profitable and our revenues may never be sufficient to fund operations.

         We presently estimate that our current cash resources are adequate to fund our current operations only to approximately the beginning of the fourth quarter of 2006. We will require additional capital to carry out our business plans. The following are illustrations of potential impediments to our ability to successfully secure sufficient additional funds:

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

     o if we are unable to regain or maintain compliance with the Nasdaq's listing requirements, our ability to successfully obtain additional equity financing will be negatively impacted;

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

         The results of our clinical trial of Prestara(TM), Genelabs' drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and thus diminishing our business prospects.

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

         A clinical trial of prasterone (the active ingredient in Prestara) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. In April 2005 we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the lumbar spine. Because both our and Genovate's clinical trials did not meet their primary endpoints, the FDA will not approve Prestara without another Phase III clinical trial. It may not be possible to design and implement a trial that would successfully provide results sufficient to obtain FDA approval for Prestara, and Genelabs currently does not have the funds to conduct such a trial.

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

         Our collaborations may fail.

         We have entered into collaborations with Gilead, GlaxoSmithKline, or GSK, Watson, Tanabe and other companies and we may enter into future collaborations with these or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations. In this regard, Gilead may not continue to fund our research beyond its obligation in the research contract, and GSK may choose not to continue developing the hepatitis E vaccine which it has been developing under a license from us. We are dependent on our collaborators to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and/or to market and sell any products arising from the research and/or development conducted by the company or the collaborator. Factors which may cause our collaborators to fail in these efforts include: problems with toxicity, bioavailability or efficacy of the product candidate, difficulties in manufacture, problems in satisfying regulatory requirements, emergence of competitive product candidates developed by the collaborator or by others, insufficient commercial opportunity, problems the collaborators may have with their own contractors, lack of patent protection for our product candidate or claims by others that it infringes their patents or other intellectual property rights. Collaboration on a project also may result in disputes with the collaborator over the efforts of the Company and/or the collaborator or rights to intellectual property. If we are unable to obtain the funds to ensure the continuance of our business or fail to perform all of our obligations, our collaborators may withhold further funding, seek to seize control over our intellectual property and other assets, and/or assert claims for damages against us. In the course of the collaboration our collaborator may obtain know-how which enables it to compete with us in the same area of research and/or development. Because research and development results are unpredictable, we and our collaborators may not achieve any of the milestones in the collaboration agreements.

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

         Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. As the number of qualified personnel is limited, competition for such staff is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for those with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions. Furthermore, the negative results from the most recent clinical trials of Prestara(TM) and the ensuing drop in our stock price, as well as the Company's declining cash position, have significantly diminished our future business prospects, thus making it more difficult to retain existing employees and to recruit new employees. Since the announcement of the results of our Phase III trial of Prestara in October 2004, substantially all of our clinical development staff have left the Company. The loss of our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.

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

         If our Japanese marketing partner for Prestara(TM) does not obtain approval to market Prestara in Japan, our business prospects will suffer because we do not have capabilities to develop Prestara for Japan ourselves, and we would lose a significant source of potential revenue.

         Our licensee in Japan, Tanabe, has not conducted clinical trials for Prestara in Japan. Given the most recent negative results in the clinical trials of Prestara and the similar formulation used in Taiwan, Tanabe may not proceed with clinical trials, or if it does, the results from such trials may not be positive.

         Our outside suppliers and manufacturers for Prestara(TM) and our hepatitis C compounds are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

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

     o complications in the scale-up or large-scale manufacturing of our hepatitis C compounds; and

     o    our lack of cash resources.

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

         The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2005 and December 31, 2005, the price of our common stock fluctuated between $6.15 and $1.70 per share, as adjusted for the reverse-split. Between January 1, 2006 and May 10, 2006, the price of our common stock fluctuated between $2.30 and $0.70 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock. In the event we do not obtain the capital necessary to continue as a going concern, we may be required to discontinue operations, which could result in the complete loss of investment to our shareholders.

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


Item 6.  Exhibits

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


                                         GENELABS TECHNOLOGIES, INC.
                                              (Registrant)

                                         Principal Executive Officer:

                                         /s/ JAMES A.D. SMITH
Date: May 15, 2006                       -------------------------------------
                                         James A.D. Smith
                                         President and Chief Executive Officer


                                         Principal Financial and Chief
                                         Accounting Officer:

                                         /s/ MATTHEW M. LOAR
Date: May 15, 2006                       -------------------------------------
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