Form 10-Q
period 2006-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2006-08-03
CIK 874443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,050,331 shares of the Registrant’s Common Stock issued and outstanding on July 31, 2006.

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
•	our ability to remain listed on the Nasdaq Capital Market;

•	plans, programs, progress, and potential success regarding our collaborations and licenses, including those with Novartis Instititues for BioMedical Research, Inc. for non-nucleoside compounds targeting hepatitis C virus, Gilead Sciences, Inc. for nucleoside compounds targeting hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara™, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Tanabe Seiyaku Co., Ltd.;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs;

•	further actions or developments relating to Prestara (prasterone), our investigational drug for lupus, and its New Drug Application;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans; and

•	the securing and defense of intellectual property rights important to our business.
     All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item IA of Part II. Among these are the risks that we may be delisted from the Nasdaq Capital Market, that our research programs may fail, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our attempts to license our technologies to others may fail and that clinical trials of Prestara™ or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the U.S. Food and Drug Administration, or FDA, and foreign authorities may delay or deny approval of Prestara™. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,417	$10,061
Restricted cash	—	150
Accounts receivable	355	29
Other current assets	402	510

Total current assets	24,174	10,750
Property and equipment, net	788	951
Long-term investment	960	960
Restricted cash	150	—

	$26,072	$12,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$807	$608
Accrued compensation and related expenses	1,082	789
Accrued manufacturing costs	675	675
Unearned contract revenue	8,286	3,220

Total current liabilities	10,850	5,292
Accrued compensation	189	284
Unearned contract revenue	11,427	4,738

Total liabilities	22,466	10,314

Commitments and contingencies
Shareholders’ equity:
Common stock	240,003	231,057
Accumulated deficit	(236,397)	(228,710)

Total shareholders’ equity	3,606	2,347

	$26,072	$12,661

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Contract	$2,156	$1,553	$3,711	$3,108
Royalty	163	157	313	324

Total Revenue	2,319	1,710	4,024	3,432

Operating expenses:
Research and development	4,058	3,219	7,647	6,481
General and administrative	2,656	1,499	4,253	2,920

Total operating expenses	6,714	4,718	11,900	9,401

Operating loss	(4,395)	(3,008)	(7,876)	(5,969)
Interest income, net	98	123	189	243

Net loss	$(4,297)	$(2,885)	$(7,687)	$(5,726)

Net loss per common share – basic and diluted	$(0.24)	$(0.16)	$(0.43)	$(0.32)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	17,886	17,702	17,852	17,701

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,687)	$(5,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	204	210
Share-based compensation expense	537	6
Changes in assets and liabilities:
Accounts receivable	(326)	(28)
Other current assets	108	491
Accounts payable, accrued liabilities and accrued compensation	397	(1,916)
Unearned contract revenue	11,755	(1,310)

Net cash provided by/(used in) operating activities	4,988	(8,273)
Cash flows from investing activities:
Purchase of property and equipment	(41)	(187)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	8,409	174

Net increase/(decrease) in cash and cash equivalents	13,356	(8,286)
Cash and cash equivalents, beginning of the period	10,061	26,358

Cash and cash equivalents, end of the period	$23,417	$18,072

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
June 30, 2006
1.	Significant Accounting Policies
     Business Description
     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery capabilities that can support various research and development projects. The Company is currently concentrating these capabilities on discovering novel compounds that selectively inhibit replication of the hepatitis C virus (HCV) and advancing preclinical development of compounds from this HCV drug discovery program, while also developing a late-stage product for lupus.
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
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The comparative balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date.
     Certain prior period amounts have been reclassified to conform to the current presentation.
2.	Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which changes the accounting for share-based payment awards under our stock option and stock purchase plans, eliminating the ability to account for awards to employees using the intrinsic value method, which had been used by the Company through December 31, 2005. Instead, SFAS 123R requires that awards be accounted for using a fair-value based method, and the Company is now required to recognize a share-based compensation expense based on estimates of the value of the awards.
     Under SFAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the related employees’ requisite service periods in our Condensed Statement of Operations. The Company has no awards with market or performance conditions.
     The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, prior periods are not restated to reflect the impact of SFAS123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).
     Employee Stock Plans
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan. Eligible employees are entitled to purchase stock at 85% of the market value at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. At June 30, 2006, 298,000 shares were available for future purchases.
     Stock Option Plan. The Company’s stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. At June 30, 2006, 349,000 shares were available for future grants.
     Share-Based Compensation Information under SFAS 123R (beginning January 1, 2006)
     Under the provisions of SFAS 123R, the Company has elected to continue using the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards. Because the Company’s historical data demonstrated different patterns of exercise behavior for officers as compared to non-officer employees, upon adoption of SFAS 123R the Company has elected to value its options separately for officers and non-officers.
     The weighted-average estimated fair value of shares granted under the Stock Option Plan during the six months ended June 30, 2006 was $1.51 and $1.44 per share for officers and non-officers, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three and six months ended June 30, 2006:

		Employees
		who are
		not
	Officers	Officers

Risk-free interest rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	90.0%	90.0%
Expected term (years)	6.75	5.75

     The expected dividend yield, volatility and term above were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company’s stock over a period similar to the expected terms of the options, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. Substantially all of the options issued in the first half of 2006 were issued in the first quarter of 2006.
     As share-based compensation expense for stock options recognized in the Consolidated Statement of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Future forfeitures of vested and unvested employee stock options outstanding are estimated by the Company to be approximately 4.1% and 10.6% per year for officers and non-officers, respectively.
     The weighted average estimated fair value of each share assumed to be purchased under our stock purchase plan for the purposes of calculating stock-based compensation expense was $0.88 for all participating employees based upon the following weighted average assumptions (annualized percentages) for the three and six months ended June 30, 2006:

Risk-free interest rate	4.4%
Dividend yield	0.0%
Expected volatility	90.0%
Expected term (years)	1.2
     All assumptions used in determining the weighted-average estimated fair value of share-based payment awards and the related share-based compensation expense for the periods presented are subject to substantial change in the future.
     Total share-based compensation expense related to all of the Company’s share based awards was included in the statement of operations as follows:

	For the three months	For the six months
	ended June 30, 2006	ended June 30, 2006
Research and development	$217	$419
General and administrative	60	118

Total share-based compensation expense	$277	$537

Effect on net loss per common share, basic and diluted	$(0.02)	$(0.03)

     Share-based compensation expense for the six months ended June 30, 2006 includes $171,000 related to share-based awards granted during the six months ended June 30, 2006. As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $1.1 million, which will be expensed over a weighted average period of 1.4 years.

     Stock Option Activity
     Stock option transactions for the first half of 2006 are summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Term	Value

Outstanding at December 31, 2005	1,746	$9.73
Granted	567	$1.88
Exercised	—	$—
Canceled	(110)	$15.54

Outstanding at June 30, 2006	2,203	$7.41	7.4 years	$—

Exercisable at June 30, 2006	1,249	$10.88	5.9 years	$—
     The SFAS 123 fair value of the approximately 185,000 options that vested during the six months ended June 30, 2006 was $918,000 at a weighted average value of approximately $4.95 per share.
     Pro-Forma Information under SFAS 123 (for periods prior to January 1, 2006)
     Prior to adopting the provisions of SFAS 123R, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its share based payment awards. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, recognized no compensation expense for awards to employees. The Company followed the disclosure only provisions of SFAS 123, as amended by SFAS No. 148. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee awards using the fair-value method:

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
Net loss as reported	$ (2,885)	$ (5,726)
Stock-based employee compensation cost:
Included in net loss as reported	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical fair value	(290)	(664)

Pro forma net loss	$ (3,175)	$ (6,390)

Net loss per common share as reported, basic and diluted	$(0.16)	$(0.32)

Pro forma net loss per common share, basic and diluted	$(0.18)	$(0.36)

3.	Comprehensive Loss
     During each of the three and six month periods ending June 30, 2006 and 2005, the Company’s comprehensive loss was the same as its net loss.
4.	Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for both the three months ended June 30, 2006 and 2005 would have included an additional 1,000 shares and for both the six months ended June 30, 2006 and 2005 would have included an additional 2,000 shares related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
5.	License and Collaboration Agreement with Novartis
     On June 2, 2006, the Company entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. The Company has received a nonrefundable up-front payment of $12.5 million and is entitled to additional research funding of approximately $7.5 million over the next two years for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the collaboration.
     Upon receipt, the Company recorded the up-front payment from Novartis as unearned contract revenue, classified as a liability in the consolidated balance sheet, and is recognizing this unearned contract revenue into contract revenue in the statement of operations on a straight-line basis over the three-year term of Genelabs’ potential obligations. The three-year term consists of the initial two-year term of the research collaboration plus a one-year term that Novartis has as an option to extend the collaboration. In the second quarter of 2006 Genelabs recognized revenue of $0.6 million under the agreement.
6.	Private Placement Financing
     On June 30, 2006, Genelabs completed the sale of 6.1 million shares of its common stock and warrants to purchase 2.5 million shares of its common stock for gross proceeds of $9.0 million. The warrants have an exercise price of $1.42 per share and a term of five years. Net proceeds from the placement were approximately $8.3 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than June 30, 2006 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after June 30, 2006 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
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

     A number of events have impacted the business of Genelabs during 2006.
     On April 4, 2006, we received a notice from The Nasdaq Stock Market, or Nasdaq, stating that we did not meet the Nasdaq Capital Market continued listing requirements, which require a minimum of $2.5 million in shareholders’ equity or a market capitalization of $35 million, among other things. We responded to Nasdaq with our plan to regain compliance with their requirements, but on May 16, 2006 Nasdaq sent us a letter stating that our securities would be delisted. We filed an appeal of Nasdaq’s determination to delist our securities and subsequently attended an oral hearing before a Nasdaq Listings Qualification Panel. At the oral hearing we provided the Panel with financial information showing our compliance with the Nasdaq Capital Market continued listing requirement for shareholders’ equity as of June 30, 2006. To date we have not received a decision from the Panel regarding the delisting of our securities.
     On June 2, 2006, we entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. We have received a nonrefundable up-front payment of $12.5 million and are entitled to additional research funding of approximately $7.5 million over the next two years for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, we could receive additional payments in excess of $175 million. We are also entitled to a royalty on net sales of products covered by the collaboration. The $12.5 million up-front payment has been recorded as unearned contract revenue, classified as a liability in our consolidated balance sheet, and we plan to record it into contract revenue on a straight-line basis over a three-year period. During both the three-month and six-month periods ended June 30, 2006, we recognized $0.6 million in revenue under the collaboration with Novartis, which comprises a portion of the up-front payment and additional funds that are due from Novartis as a result of work performed on the program in the second quarter of 2006.
     On June 30, 2006, we completed the sale of 6.1 million shares of our common stock and warrants to purchase 2.5 million shares of our common stock for gross proceeds of $9.0 million. Net proceeds from the placement were approximately $8.3 million.
     Effective January 1, 2006, Genelabs adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which changes the accounting for share-based payment awards under our employee stock option and purchase plans. Under SFAS 123R we are required to recognize compensation expense based on estimates of the value of the share-based awards. Genelabs adopted SFAS 123R using the modified prospective transition method, an adoption method under which prior periods are not restated to reflect the impact of FAS123R for comparative purposes. Under SFAS 123R, the total share-based compensation expense recognized for the three-month and six-month periods ended June 30, 2006 was $0.3 million, or approximately $0.02 per share, and $0.5 million, or approximately $0.03 per share, respectively. Prior to the adoption of SFAS 123R, Genelabs followed the disclosure only provisions of SFAS 123, as amended by SFAS 148, and accordingly did not recognize expense for employee stock option and purchase plans in its statement of operations.
Results of Operations – Second Quarter 2006 compared to Second Quarter 2005
     Summary
     Genelabs’ net loss was $4.3 million in the second quarter of 2006 compared to a net loss of $2.9 million for the second quarter of 2005. The higher net loss in the 2006 period compared to the 2005 period is primarily due to:
•	increased general and administrative expenses for financial advisory and other fees related to the collaboration with Novartis;

•	increased drug discovery expenses for our HCV drug discovery programs, including preclinical development costs for the non-nucleoside program prior to the licensing agreement with Novartis;

•	increased expenses for our employee incentive-based-compensation program after we met board-specified criteria resulting in the removal of payment contingencies; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.
Partially offsetting the above increases in our net loss were:
•	lower expenses for the development of Prestara™, our investigational new drug for lupus and

•	higher revenue as a result of the collaboration with Novartis.
     Revenue
     Contract revenue was $2.2 million in the second quarter of 2006 compared to $1.6 million in the second quarter of 2005. The $0.6 million increase in contract revenue in the second quarter of 2006 was the result of revenue recognized under our recent collaboration with Novartis, for which there is no comparable revenue in 2005. In the second quarters of both 2006 and 2005, we also recognized $1.4 million in revenue under our collaboration with Gilead Sciences, Inc., or Gilead. The collaborations with both Novartis and Gilead included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our expected obligations under the respective agreements. The collaborations also include quarterly payments to Genelabs during the term of our research obligations to our collaborators, which we recognize into revenue as earned.
     Also during the second quarter of both 2006 and 2005, we recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara™. The collaborations are with Watson Pharmaceuticals, Inc., or Watson, for North America and Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate to be through December 31, 2008. The estimates regarding the amortization period for the agreements with Watson and Tanabe are subjective and could change in the future based on discussions with corporate partners, the status of the clinical trial design and the response of the FDA, among other things.
     Royalty revenue was $0.2 million in the second quarter of both 2006 and 2005.
     Research and Development Expenses
     Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to these discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical and clinical trials, product manufacturing costs, contract and outside service fees, and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward discovery of new drugs targeting HCV, although we are also continuing work on the design of a new phase III clinical study of Prestara™ as an investigational new drug for lupus. The following table shows our research and development expenses by major category (in thousands):

	For the three months ended
	June 30,
	2006	2005	Change

Drug discovery (HCV)	$1,908	$1,544	+24%
Drug development (Prestara™)	358	711	-50%
Support costs and other research and development	1,792	964	+86%

Total research and development	$4,058	$3,219	+26%

     Research and development expenses increased by $0.8 million in the second quarter of 2006 compared to the second quarter of 2005. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.4 million in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of continued growth in our HCV drug discovery programs, including an increase in the number of scientists we have working on our programs. In addition, we entered into a new contract for optimizing the synthesis route and scale-up manufacturing for one of our HCV preclinical candidates and we conducted additional external preclinical studies. Drug development costs for Prestara, our investigational drug for lupus, were $0.4 million lower in the second quarter of 2006 than in the second quarter of 2005 as a result of our completion of an open-label follow-on study in 2005 and a significantly lower number of employees working on the program in 2006. We expect that we will continue to have lower spending on Prestara for the foreseeable future. Support costs and other research and development costs were $0.8 million higher in the second quarter of 2006 than in the second quarter of 2005. These costs are primarily those associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the company bonus and, for the second quarter of 2006, stock-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. These support costs and other research and development expenses increased in the second quarter of 2006 compared to the second quarter of 2005 due to higher costs recorded for our employee incentive bonus compensation program following our meeting key objectives in 2006 and the charge for stock-based compensation in 2006.
     Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $48 million through June 30, 2006. Of this amount, $20 million relates to our HCV drug discovery programs which began in early 2002. During 2006, substantially all of our drug discovery efforts were directed toward three separate HCV research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these mechanisms as our nucleoside program and we refer to the other as the non-nucleoside program. Our third HCV drug discovery program targets the HCV NS5a protein, a different viral enzyme that is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds. Genelabs also began developing Prestara™ for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara from Stanford University. To potentially develop this investigational new drug we have incurred direct costs of approximately $50 million through June 30, 2006.
     Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Going forward, we believe two of our HCV polymerase-targeted programs, nucleoside and non-nucleoside, are staffed at appropriate levels to address our objectives. We plan to further expand our efforts on our NS5a program as this program has reached a stage where it will require additional resources. We believe that our costs will increase as we hire additional scientists for this program. During 2006, we also intend to explore other drug targets as potential programs as we have done previously. However, outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise these estimates. Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities.
     General and Administrative Expenses
     General and administrative expenses were $2.7 million in the second quarter of 2006 compared to $1.5 million in the second quarter of 2005. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, marketing, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent and insurance. In the second quarter of 2006, our general and administrative expenses also included a fee we paid to Lazard, a financial advisor, related to the collaboration with Novartis. Other increases in the second quarter of 2006 compared to the second quarter of 2005 included higher legal expenses for patents and business development activities, including those related to the agreement with Novartis, higher charges for the employee incentive bonus program and a charge for stock-based compensation.
Results of Operations – First Six Months of 2006 compared to First Six Months of 2005
     Summary
     Genelabs’ net loss was $7.7 million for the first six months of 2006, compared to a net loss of $5.7 million for the first six months of 2005. The higher net loss in the 2006 period compared to the 2005 period is primarily due to:
•	increased general and administrative expenses for financial advisory and other fees related to the collaboration with Novartis;

•	increased drug discovery expenses for our HCV drug discovery programs, including preclinical development costs for the non-nucleoside program prior to the licensing agreement with Novartis;

•	increased expenses for our employee incentive-based-compensation program after we met board-specified criteria resulting in the removal of payment contingencies; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.
Partially offsetting the above increases in our net loss were:
•	lower expenses for the development of Prestara™, our investigational new drug for lupus and

•	higher revenue as a result of the collaboration with Novartis.
     Revenue
     Contract revenue was $3.7 million in the first half of 2006 compared to $3.1 million in the first half of 2005. The $0.6 million increase in contract revenue was the result of revenue recognized under our recent collaboration with Novartis, for which there is no comparable revenue in 2005. In the first half of both 2006 and 2005, we recognized $2.8 million in revenue under the research collaboration and license agreement with Gilead. Also during the first half of both 2006 and 2005, we recognized $0.3 million in revenue from our two collaborations for Prestara for lupus.
     Royalty revenue was $0.3 million in the first six months of both 2006 and 2005.
     Research and Development Expenses
     The following table shows our research and development expenses by major category (in thousands):

	For the six months ended June 30,
	2006	2005	Change

Drug discovery (HCV)	$3,814	$3,040	+25%
Drug development (Prestara™)	791	1,603	-51%
Support costs and other research and development	3,042	1,838	+66%

Total research and development	$7,647	$6,481	+18%

     Research and development expenses increased by $1.2 million in the first half of 2006 compared to the first half of 2005. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.8 million in the first half of 2006 compared to the first half of 2005 primarily as a result of an increase in the number of scientists working on our HCV programs. We also entered into a new contract for optimizing the synthesis route and scale-up manufacturing for one of our HCV preclinical candidates and we conducted additional external preclinical studies of promising compounds. Development costs for Prestara were $0.8 million lower in the first half of 2006 than the first half of 2005 as a result of our completion of an open-label follow-on study in 2005 and a significantly lower number of employees working on the program in 2006. Support costs and other research and development costs were $1.2 million higher in the first half of 2006 than in the first half of 2005 due to higher costs recorded for our employee incentive bonus compensation program following our meeting key objectives in 2006 and the charge for stock-based compensation in 2006.
     General and Administrative Expenses
     General and administrative expenses were $4.3 million in the first half of 2006 compared to $2.9 million in the first half of 2005, an increase of $1.4 million. In the first half of 2006, our general and administrative expenses included a fee paid to a financial advisor related to the collaboration with Novartis. Other increases in the second quarter of 2006 compared to the second quarter of 2005 included higher legal expenses for patents and business development activities, including those related to the agreement with Novartis, higher charges for the employee incentive bonus program and charges for stock-based compensation.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $23.4 million at June 30, 2006.
     Genelabs presently estimates that our current cash resources would be adequate to provide liquidity for our existing operations through at least mid-2008. During the second quarter of 2006, we entered into two agreements which together increased our cash balance by more than $20 million. These two agreements were the collaboration with Novartis and the private placement financing. Prior to receiving the funds from these agreements there was substantial doubt about the ability of Genelabs to continue in business. Management believes that the additional funds secured by Genelabs sufficiently address this issue.

     Longer-term, Genelabs believes its liquidity and capital resources will be materially impacted by our success or failure or the success or failure of our collaborators in reaching milestones under corporate collaborations, the progress of the Company’s unpartnered drug discovery programs, the ability to enter into or modify existing corporate collaborations, and regulatory actions regarding its investigational drugs.
     Since Genelabs’ inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs beyond the next two years we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
     Risks Related to Genelabs
     We have received a delisting notice from Nasdaq because we have not met the standards for continued listing on the Nasdaq quotation system, and if we are delisted the value of your investment in Genelabs may substantially decrease.
     To remain listed on the Nasdaq Capital Market we must have a market value of at least $35 million or at least $2.5 million in shareholders’ equity. To date in 2006, our market value has fluctuated between approximately $13 million and approximately $41 million. In our previous Quarterly Report on Form 10-Q, filed for the period ended March 31, 2006, our shareholders’ equity was a deficit of $0.8 million. Based on these factors, the Nasdaq Stock Market sent us a delisting notice, which we appealed to a listing qualifications panel. The listings qualification panel will make a decision about whether our stock remains listed on the Nasdaq Capital Market. Although we have provided the listings qualification panel with a forecast of our balance sheet as of June 30, 2006, showing that we expect our shareholders’ equity to be above $2.5 million, and this Quarterly Report on Form 10-Q shows shareholders’ equity above $2.5 million, we may still be delisted because we did not meet the continued listing standards at the time of receipt of the delisting notice. We may also be delisted because we may not have satisfied the panel that we will be able to sustain compliance with Nasdaq’s continued listing criteria. Even if the listing qualifications panel decides that we will not be delisted and that we can continue to be traded on the Nasdaq Capital Market, the panel may impose conditions upon our continued listing that we may be unable to meet. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.
     We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.
     We have incurred losses each year since our inception and have accumulated approximately $236 million in net losses through June 30, 2006, including a net loss of $7.7 million for the six months ended June 30, 2006 and a net loss of $10.8 million for the year ended December 31, 2005. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations for at least the next two years. Thereafter, we will require additional capital to carry out our business plans. We will require additional capital earlier if we decide to pursue FDA approval of Prestara without a collaborator.
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

     The lease for the facilities housing nearly all of our operations expires in November 2006. We may be unable to obtain an extension or renewal of the lease on acceptable terms, or at all. If we are unable to remain on our current premises, we may be unable to obtain alternative facilities and we may be unable to fully relocate our operations before termination of our current lease, thereby incurring a significant interruption in our business operations. Any relocation would result in substantial disruption of our operations and diversion of management and staff away from our core business activities. The terms for the existing or any new premises may require higher rent, advance payments, deposits or other terms disadvantageous to us.
     Our collaborations may fail.
     Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to enter into collaborations with pharmaceutical and larger biotechnology companies. We have received no revenue from the sale of drugs. To date, almost all of our revenue has come from collaboration agreements. We have entered into collaborations with Novartis, Gilead, GlaxoSmithKline, Watson, Tanabe and other companies and we may enter into future collaborations with these or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations. In this regard, Novartis and/or Gilead may not continue to fund our research beyond their obligations in the research contracts, and GlaxoSmithKline may choose not to continue developing the hepatitis E vaccine which it has been developing under a license from us.
     We are dependent on our collaborators to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and/or to market and sell any products arising from the research and/or development conducted by us or the collaborator. Factors which may cause our collaborators to fail in these efforts include: problems with toxicity, bioavailability or efficacy of the product candidate, difficulties in manufacture, problems in satisfying regulatory requirements, emergence of competitive product candidates developed by the collaborator or by others, insufficient commercial opportunity, problems the collaborators may have with their own contractors, lack of patent protection for our product candidates or claims by others that it infringes their patents or other intellectual property rights.
     Collaboration on a project also may result in disputes with the collaborator over the efforts by us and/or the collaborator, the achievement of milestones or rights to intellectual property. If we fail to perform all of our obligations, our collaborators may withhold further funding, seek to seize control over our intellectual property and other assets, and/or assert claims for damages against us. In the course of the collaboration our collaborator may obtain know-how which enables it to compete with us in the same area of research and/or development. Because research and development results are unpredictable, we and our collaborators may not achieve any of the milestones in the collaboration agreements. We may also find it difficult to advance to the development stage with some of our newer drug candidates if we are unable to find a suitable collaborator and we may not be able to negotiate new collaboration agreements on favorable terms or at all.
     Our research programs are in an early stage and may not successfully produce commercial products.
     Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our pharmaceutical research has been focused on a limited number of targets for which no or few commercial drugs have been successfully developed. Our projects may fail if, among other reasons, the compounds being developed fail to meet criteria for potency, toxicity, pharmacokinetics, manufacturability, intellectual property protection and freedom from infringement, or other criteria; or if we fail to make progress due to lack of resources or access to enabling technologies. Genelabs’ product candidates, other than Prestara™, are in an early stage of research. All of our research projects may fail to produce commercial products.
          We face substantial competition which may result in others discovering, developing or commercializing drugs before or more successfully than us.
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. Creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Many of these organizations are also pursuing the discovery and development of new drugs to treat infection with the hepatitis C virus, and some are at a more advanced stage of development. Any of these organizations may discover, develop or commercialize products that are more effective, safer or less costly than those that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.
     Many of our competitors are substantially larger than we are and have greater capital resources, larger research and development staffs and better facilities than we have. Many of our competitors are more experienced in drug discovery, development and commercialization, in obtaining regulatory approvals and in drug manufacturing and marketing. In addition, if Genelabs discovers compounds that have the potential to be drugs, public information about our research success may lead other companies with greater resources to focus more efforts in areas similar to ours. Because large pharmaceutical companies have access to the latest equipment and have many more personnel available to focus on solving particular research problems, even if our research programs are successful we may have a competitive disadvantage.
     If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.
     As part of our process of conducting drug discovery research and clinical trials we rely on third parties such as medical institutions, pre-clinical and clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. We also rely on contract manufacturers for supply of active ingredients and formulated material for use in preclinical and clinical development. We depend on Novartis, Gilead and GlaxoSmithKline to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
     The results of our clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and thus diminishing our business prospects.
     In order to satisfy conditions set by the U.S. Food and Drug Administration, or FDA, we conducted a Phase III clinical trial of Prestara™ on women with lupus taking glucocorticoids using bone mineral density as the trial’s primary endpoint. Prestara™ is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara™ and the group taking placebo. Additionally, the trial was not powered to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms.
     Because our clinical trial did not meet its primary endpoint, the FDA will not approve Prestara™ without another Phase III clinical trial. It may not be possible to design and implement a trial that would successfully provide results sufficient to obtain FDA approval for Prestara™, and Genelabs currently does not have the funds to conduct such a trial.
     Our outside suppliers and manufacturers for Prestara™ are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.
     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara™, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara™ capsules and for packaging. The disqualification of a supplier or manufacturer through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of our drug candidates. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestara™ and its active ingredient in anticipation of possible marketing approval. This inventory has exceeded its initial expiration date, although the expiration date of the active ingredient may be extended if it successfully passes re-testing.
     The following could harm our ability to manufacture Prestara™:
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
     The active ingredient in Prestara™ is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. Although we have an issued U.S. patent on the specific polymorphic form of DHEA we have used in our formulation of prasterone, we do not believe it is possible to obtain patent protection for the base chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2012 and 2013, and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestara™ and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our HCV drug discovery programs; however, none of these HCV applications have issued. A number of patents have issued to Genelabs covering our drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.
     If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications Genelabs has filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Prestara™ owned by others might exist now or in the future. We might not be able to obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.
     We may be unable to attract or retain key personnel.
     Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. We do not have employment agreements with any of our employees.
     We have recently entered into a collaboration with Novartis which will require us to dedicate a specified level of scientific personnel to the work plan established with Novartis. We have similar obligations under our collaboration with Gilead. Because we have obligations to dedicate a specified number of scientists to the collaborations, we may not have sufficient personnel to continue to advance our unpartnered NS5a drug discovery program. As the number of qualified personnel is limited, competition for such staff is intense. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for those with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions.
     Our collaborations with Novartis and Gilead specify the funding rates for Genelabs’ scientific personnel working on the collaborations, which means we bear the risk of any personnel cost increases. The loss of our key personnel, significant salary increases to retain our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.
     Our facilities are located near an earthquake fault, and an earthquake could disrupt our operations and adversely effect results.

     All of our operations are conducted in a single facility built on landfill in an area of California near active geologic faults which historically have caused major earthquakes from time to time. The office park where the facility is located is approximately at sea level behind levees sheltering the buildings from the San Francisco Bay. In the event of a significant earthquake, we could experience significant damage and business interruption. We currently have insurance coverage for earthquake and flood damage, including business interruption coverage due to those events, with limits of $5 million and subject to a deductible which currently is approximately $1.6 million. There is no assurance that earthquake or flood insurance will continue to be available at a cost that is acceptable to us or that such insurance will be adequate to reimburse our losses.
     Industry Risks
     Our activities involve hazardous materials and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.
     Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and highly flammable materials, some of which are pressurized, such as hydrogen. We use radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chromium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.
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
     Risks Relating to Owning Our Stock
     Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.
     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2005 and December 31, 2005, the price of our common stock fluctuated between $6.15 and $1.70 per share, as adjusted for the reverse-split. Between January 1, 2006 and July 28, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price, including the low percentage of institutional ownership of our stock, which contributes to lack of stability for the stock price. The availability of a large block of stock for sale in relation to our normal trading volume could also result in a decline in the market price of our common stock.
   In addition, numerous events occurring outside of our control may also impact the price of our common stock, including:
•	progress of our products through the regulatory process;

•	results of preclinical studies and clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory actions affecting our products or our competitors’ products in the United States or foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	actual or anticipated fluctuations in our operating results;

•	changes in our financial estimates by securities analysts;

•	general market conditions for emerging growth, biotechnology and pharmaceutical companies;

•	broad market fluctuations; and

•	economic conditions in the United States or abroad.
          Changes in securities laws and regulations may increase our costs.
     The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. Because we are currently a non-accelerated filer we presently do not have to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm addressing these assessments. However, beginning with calendar year 2007 we may again be required to comply with this rule, which will substantially increase our general and administrative expenses. We also may determine that we do not have effective controls over financial reporting. There may be other accounting or regulatory changes enacted in the future which would have a disproportionate impact on us compared to other companies because of our small size and our lack of product revenue to provide a source of funds to pay for compliance with the changes, among other reasons.
Item 4. Submission of Matters to a Vote of Security Holders

     On June 16, 2006, we held our annual meeting of shareholders. Shareholders voted on two proposals at the meeting and the voting results were as follows:
1.	Election of our Directors:

	Affirmative	Withheld
	Votes	Votes
Irene A. Chow	14,086,140	688,063
Arthur Gray, Jr.	14,062,833	711,370
H. H. Haight	14,063,649	710,554
Alan Y. Kwan	14,068,913	705,290
James A. D. Smith	14,063,721	710,482
2.	A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with 14,157,247 affirmative votes, 560,404 negative votes, and 56,552 abstentions.
Item 6. Exhibits

Exhibit
Number	Description

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s 2005 Form 10-K).

10.22	License and Research Collaboration Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006.**

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer:

/s/ James A.D. Smith
Date: August 3, 2006

James A.D. Smith
President and Chief Executive Officer

Principal Financial and Chief Accounting Officer:

/s/ Matthew M. Loar
Date: August 3, 2006

Matthew M. Loar
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s 2005 Form 10-K).

10.22	License and Research Collaboration Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006.**

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to certain portions of this document.