Form 10-Q
period 2006-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2006-11-13
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 0-19222
GENELABS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3010150 (I.R.S. employer identification number)

505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 24,050,331 shares of the Registrant’s Common Stock issued and outstanding on October 31, 2006.

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
•	our ability to remain listed on the Nasdaq Capital Market;

•	plans, programs, progress, and potential success regarding our collaborations and licenses, including those with Novartis Instititues for BioMedical Research, Inc. for non-nucleoside compounds targeting hepatitis C virus, Gilead Sciences, Inc. for nucleoside compounds targeting hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara™, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Tanabe Seiyaku Co., Ltd.;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability, and the ability of our collaborators, to identify compounds for preclinical or clinical development and the success of any such preclinical or clinical development efforts in our hepatitis C and other research programs;

•	further actions or developments relating to Prestara (prasterone), our investigational drug for lupus, and its New Drug Application;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans; and

•	the securing and defense of intellectual property rights important to our business.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$20,758	$10,061
Restricted cash	—	150
Accounts receivable	868	29
Other current assets	476	510

Total current assets	22,102	10,750
Property and equipment, net	976	951
Long-term investment	960	960
Restricted cash	150	—

Total assets	$24,188	$12,661

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$880	$608
Accrued compensation and related expenses	1,073	789
Accrued manufacturing costs	619	675
Unearned contract revenue	8,376	3,220

Total current liabilities	10,948	5,292
Accrued compensation	341	284
Unearned contract revenue	9,730	4,738

Total liabilities	21,019	10,314

Commitments and contingencies
Shareholders’ equity:
Common stock	240,199	231,057
Accumulated deficit	(237,030)	(228,710)

Total shareholders’ equity	3,169	2,347

Total liabilities and shareholder’s equity	$24,188	$12,661

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Contract	$3,422	$1,556	$7,133	$4,664
Royalty	180	142	493	466

Total Revenue	3,602	1,698	7,626	5,130

Operating expenses:
Research and development	3,231	2,944	10,878	9,425
General and administrative	1,299	1,720	5,552	4,640

Total operating expenses	4,530	4,664	16,430	14,065

Operating loss	(928)	(2,966)	(8,804)	(8,935)
Interest income, net	295	121	484	364

Net loss	$(633)	$(2,845)	$(8,320)	$(8,571)

Net loss per common share — basic and diluted	$(0.03)	$(0.16)	$(0.42)	$(0.48)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	24,050	17,774	19,941	17,725

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,320)	$(8,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	306	319
Share-based compensation expense	774	6
Changes in assets and liabilities:
Accounts receivable	(839)	(2)
Other current assets	34	204
Accounts payable, accrued liabilities and accrued compensation	557	(2,014)
Unearned contract revenue	10,148	(1,965)

Net cash provided by (used in) operating activities	2,660	(12,023)
Cash flows from investing activities:
Purchase of property and equipment	(331)	(230)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	8,368	166

Net increase/(decrease) in cash and cash equivalents	10,697	(12,087)
Cash and cash equivalents, beginning of the period	10,061	26,358

Cash and cash equivalents, end of the period	$20,758	$14,271

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
September 30, 2006
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
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The comparative balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date.
     Certain prior period amounts have been reclassified to conform to the current presentation. Accounts receivable is now shown separately from other current assets.
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
     Employee Stock Plans
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan. Eligible employees are entitled to purchase stock at 85% of the market value at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. At September 30, 2006, 298,000 shares were available for future purchases.
     Stock Option Plan. The Company’s stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. At September 30, 2006, 315,000 shares were available for future grants.
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
     The weighted-average estimated fair value of shares granted under the Stock Option Plan was $1.02 and $0.95 per share during the 3 months ended September 30, 2006 and $1.41 and $1.39 per share during the nine months ended September 30, 2006 for officers and non-officers, respectively, using the

Black-Scholes model with the following weighted-average assumptions (annualized percentages) for the three and nine months ended September 30, 2006:

		Employees who
	Officers	are not Officers
Risk-free interest rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	6.75	5.75
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
     As share-based compensation expense for stock options recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The weighted average estimated fair value of each share assumed to be purchased under our stock purchase plan for the purposes of calculating stock-based compensation expense was $0.87 for all participating employees based upon the following weighted average assumptions (annualized percentages) for the three and nine months ended September 30, 2006:

Risk-free interest rate	4.8%
Dividend yield	0.0%
Expected volatility	100.0%
Expected term (years)	1.5
     All assumptions used in determining the weighted-average estimated fair value of share-based payment awards and the related share-based compensation expense for the periods presented are subject to substantial change in the future.
     Total share-based compensation expense related to all of the Company’s share based awards was included in the statement of operations as follows:

	For the three	For the nine
	months ended	months ended
	September 30, 2006	September 30, 2006

Research and development	$193	$612
General and administrative	44	162

Total share-based compensation expense	$237	$774

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.04)

     Share-based compensation expense for the nine months ended September 30, 2006 includes $341,000 related to share-based awards granted during the nine months ended September 30, 2006. As of

September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $1.5 million, which will be expensed over a weighted average period of 1.2 years.
     On June 30, 2006, a purchase date under our Employee Stock Purchase Plan, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, 40 participants were withdrawn from the then effective offering period and reenrolled into a new twenty-four-month offering period beginning July 1, 2006. In accordance with SFAS 123R, this is considered a modification and incremental compensation cost of approximately $98,000 associated with this modification will be recognized during the new offering period.
     Stock Option Activity
     Stock option transactions for the first three quarters of 2006 are summarized as follows:

	Number	Weighted Average	Weighted Average
	of Shares	Exercise Price	Remaining Term
Outstanding at December 31, 2005	1,746	$9.73
Granted	745	$1.72
Exercised	—	$—
Canceled	(244)	$9.40

Outstanding at September 30, 2006	2,247	$7.11	7.3 years

Exercisable at September 30, 2006	1,290	$10.59	5.8 years
     The SFAS 123 fair value of the approximately 247,000 options that vested during the nine months ended September 30, 2006 was $1.2 million at a weighted average value of approximately $4.94 per share.

     Pro-Forma Information under SFAS 123 (for periods prior to January 1, 2006)
     Prior to adopting the provisions of SFAS 123R, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its share based payment awards. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, recognized no compensation expense for awards to employees. The Company followed the disclosure only provisions of SFAS 123, as amended by SFAS No. 148. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee awards using the fair-value method with the expense recognized on an accelerated basis:

	For the three	For the nine months
	months ended	ended September 30,
	September 30, 2005	2005

Net loss as reported	$(2,845)	$(8,571)
Stock-based employee compensation cost:
Included in net loss as reported	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical fair value	(172)	(829)

Pro forma net loss	$(3,017)	$(9,400)

Net loss per common share as reported, basic and diluted	$(0.16)	$(0.48)

Pro forma net loss per common share, basic and diluted	$(0.17)	$(0.53)

3. Comprehensive Loss
     During each of the three and nine month periods ending September 30, 2006 and 2005, the Company’s comprehensive loss was the same as its net loss.
4. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended September 30, 2006 and 2005 would have included an additional 8,000 and 4,000 shares, respectively, and for the nine months ended September 30, 2006 and 2005 would have included an additional 7,000 and 3,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
5. License and Collaboration Agreement with Novartis
     On June 2, 2006, the Company entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. The Company has received a nonrefundable up-front payment of $12.5 million and is entitled to additional quarterly research funding of approximately $7.5 million over the next two years for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the collaboration.

     Upon receipt, the Company recorded the up-front payment from Novartis as unearned contract revenue, classified as a liability in the consolidated balance sheet, and is recognizing this unearned contract revenue into contract revenue in the statement of operations on a straight-line basis over the three-year term of Genelabs’ potential obligations. The three-year term consists of the initial two-year term of the research collaboration plus a one-year term that Novartis has as an option to extend the collaboration. Genelabs recognized revenue of $1.9 million and $2.5 million under the agreement for the three and nine months ended September 30, 2006, respectively.
6. Private Placement Financing
     On June 30, 2006, Genelabs completed the sale of 6.1 million shares of its common stock and warrants to purchase 2.5 million shares of its common stock for gross proceeds of $9.0 million. The warrants have an exercise price of $1.42 per share and a term of five years. Net proceeds from the placement were approximately $8.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than September 30, 2006 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after September 30, 2006 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
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
     On April 4, 2006, we received a notice from The Nasdaq Stock Market, or Nasdaq, stating that we did not meet the Nasdaq Capital Market continued listing requirements, which require a minimum of $2.5 million in shareholders’ equity or a market capitalization of $35 million, among other things. We responded to Nasdaq with our plan to regain compliance with their requirements, but on May 16, 2006 Nasdaq sent us a letter stating that our securities would be delisted. We filed an appeal of Nasdaq’s determination to delist our securities and subsequently attended an oral hearing before a Nasdaq Listings Qualification Panel, or the Panel. At the oral hearing we provided the Panel with financial information showing our compliance with the Nasdaq Capital Market continued listing requirement for shareholders’ equity as of June 30, 2006. On August 9, 2006 we announced that we received notification from Nasdaq that the Panel granted our request for continued listing on the Nasdaq Capital Market. The notification further stated that under Nasdaq Marketplace Rule 4806(d)(2), the Panel will continue to monitor our compliance with the continued listing standards of the Nasdaq Capital Market for a period of one year. During this one year period, which expires August 3, 2007, if the company fails to comply with the continued listing standards an additional hearing regarding the listing would be promptly scheduled pursuant to Marketplace Rule 4806(a).
     On June 2, 2006, we entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. We have received a nonrefundable up-front payment of $12.5 million and are entitled to additional research funding of approximately $7.5 million over the next two years for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, we could receive additional payments in excess of $175 million. We are also entitled to a royalty on net sales of products covered by the collaboration. The $12.5 million up-front payment has been recorded as unearned contract revenue, classified as a liability in our consolidated balance sheet, and we plan to record it into contract revenue on a straight-line basis over a three-year period. Genelabs recognized revenue of $1.9 million and $2.5 million under the agreement for the three and nine months ended September 30, 2006, respectively. The revenue comprises a portion of the up-front payment and additional funds that are due from Novartis as a result of work performed on the program during the respective periods.

     On June 30, 2006, we completed the sale of 6.1 million shares of our common stock and warrants to purchase 2.5 million shares of our common stock for gross proceeds of $9.0 million. Net proceeds from the placement were approximately $8.3 million.
     Effective January 1, 2006, Genelabs adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which changes the accounting for share-based payment awards under our employee stock option and purchase plans. Under SFAS 123R we are required to recognize compensation expense based on estimates of the value of the share-based awards. Genelabs adopted SFAS 123R using the modified prospective transition method, an adoption method under which prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes. Under SFAS 123R, the total share-based compensation expense recognized for the three-month and nine-month periods ended September 30, 2006 was $0.2 million and $0.8 million, respectively. Prior to the adoption of SFAS 123R, Genelabs followed the disclosure only provisions of SFAS 123, as amended by SFAS 148, and accordingly did not recognize expense for employee stock option and purchase plans in its statement of operations.
Results of Operations — Third Quarter 2006 compared to Third Quarter 2005
     Summary
     Genelabs’ net loss was $0.6 million in the third quarter of 2006 compared to a net loss of $2.8 million for the third quarter of 2005. The lower net loss in the 2006 period compared to the 2005 period is primarily due to:
•	higher revenue as a result of the collaboration with Novartis;

•	lower expenses for the development of Prestara™, our investigational new drug for lupus; and

•	lower legal expenses.
Partially offsetting the above decreases in our net loss were:
•	increased drug discovery expenses for our HCV drug discovery programs;

•	increased expenses for our employee incentive-based-compensation program after we met board-specified criteria earlier this year; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.
     Revenue
     Contract revenue was $3.4 million in the third quarter of 2006 compared to $1.6 million in the third quarter of 2005. The $1.8 million increase in contract revenue in the third quarter of 2006 was the result of revenue recognized under our recent collaboration with Novartis, for which there is no comparable revenue in 2005. In the third quarters of both 2006 and 2005, we also recognized $1.4 million in revenue under our collaboration with Gilead Sciences, Inc., or Gilead. The collaborations with both Novartis and Gilead included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our expected obligations under the respective agreements. The collaborations also include additional quarterly payments to Genelabs for research activities during the term of our research obligations to our collaborators, which we recognize into revenue as earned.
     During the third quarter of both 2006 and 2005 we also recognized $0.2 million in revenue from our two collaborations for development and commercialization of our investigational new drug for lupus, Prestara™. The collaborations are with Watson Pharmaceuticals, Inc., or Watson, for North America and

Tanabe Seiyaku Co., Ltd., or Tanabe, for Japan, and the revenue that we recognize under these agreements represents previously received up-front payments which we deferred and are recognizing over the term of our expected obligations, which we presently estimate to be through December 31, 2008. The estimates regarding the amortization period for the agreements with Watson and Tanabe are subjective and could change in the future based on discussions with corporate partners, the status of the clinical trial design and the response of the FDA, among other things.
     Royalty revenue was $0.2 million and $0.1 million in the third quarters of 2006 and 2005, respectively.
     Research and Development Expenses
     Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to these discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical and clinical trials, product manufacturing costs, contract and outside service fees, and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward discovery of new drugs targeting HCV, although we are also continuing work on the design of a new phase III clinical study of Prestara™ as an investigational new drug for lupus. The following table shows our research and development expenses by major category (dollars in thousands):

	For the three months ended
	September 30,
	2006	2005	Change

Drug discovery (HCV)	$1,809	$1,486	+22%
Drug development (Prestara™)	190	558	-66%
Support costs and other research and development	1,232	900	+37%

Total research and development	$3,231	$2,944	+10%

     Research and development expenses increased by $0.3 million in the third quarter of 2006 compared to the third quarter of 2005. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.3 million in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of continued growth in our HCV drug discovery programs, including an increase in the number of scientists we have working on our programs. Drug development costs for Prestara, our investigational drug for lupus, were $0.4 million lower in the third quarter of 2006 than in the third quarter of 2005 as a result of our completion of an open-label follow-on study in 2005 and a significantly lower number of employees working on the program in 2006. We expect that we will continue to have lower spending on Prestara for the foreseeable future. Support costs and other research and development costs were $0.3 million higher in the third quarter of 2006 than in the third quarter of 2005. These costs are primarily those associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the company bonus and, for the third quarter of 2006, stock-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. These support costs and other research and development expenses increased in the third quarter of 2006 compared to the third quarter of 2005 due to higher costs recorded for our employee incentive bonus compensation program following our meeting key objectives earlier this year and the charge for stock-based compensation in 2006.
     Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $50 million through September 30, 2006. Of this amount, $23 million relates to our HCV drug discovery programs which began in early 2002. During 2006, substantially all of our drug discovery efforts were directed toward three separate HCV research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside program and we refer to the other as the non-nucleoside program. Our third HCV drug discovery program targets the HCV NS5a protein, a different viral protein that is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds. Genelabs also began developing Prestara™ for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara from Stanford University. In the course of our development efforts for this investigational new drug we have incurred direct costs of approximately $51 million through September 30, 2006.
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
     General and Administrative Expenses
     General and administrative expenses were $1.3 million in the third quarter of 2006 compared to $1.7 million in the third quarter of 2005. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent and insurance. The decrease in General and administrative expenses in the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of lower legal costs in the 2006 period. However, it should be noted that the amount of legal expenses recorded during the nine months ended September 30, 2006 are consistent with the amount recorded during the nine months ended September 30, 2005.

Results of Operations — First Nine Months of 2006 compared to First Nine Months of 2005
     Summary
     Genelabs’ net loss was $8.3 million for the first nine months of 2006, compared to a net loss of $8.6 million for the first nine months of 2005. The lower net loss in the 2006 period compared to the 2005 period is primarily due to:
•	higher revenue as a result of the collaboration with Novartis; and

•	lower expenses for the development of Prestara™, our investigational new drug for lupus
Partially offsetting the above decreases in our net loss were:
•	increased drug discovery expenses for our HCV drug discovery programs, including preclinical development and scaled-up synthesis costs for the non-nucleoside program prior to the licensing agreement with Novartis;

•	increased general and administrative expenses for financial advisory and other fees related to the collaboration with Novartis;

•	increased expenses for our employee incentive-based-compensation program after we met board-specified criteria resulting in the removal of payment contingencies earlier this year; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.
     Revenue
     Contract revenue was $7.1 million in the first nine months of 2006 compared to $4.7 million in the first nine months of 2005. The $2.4 million increase in contract revenue was the result of revenue recognized under our recent collaboration with Novartis, for which there is no comparable revenue in 2005. In the first nine months of both 2006 and 2005, we recognized $4.2 million in revenue under the research collaboration and license agreement with Gilead. Also during the first nine months of both 2006 and 2005, we recognized $0.5 million in revenue from our two collaborations for Prestara for lupus.
     Royalty revenue was $0.5 million in the first nine months of both 2006 and 2005.
     Research and Development Expenses
     The following table shows our research and development expenses by major category (dollars in thousands):

	For the nine months
	ended September 30,
	2006	2005	Change

Drug discovery (HCV)	$5,623	$4,526	+24%
Drug development (Prestara™)	981	2,161	-55%
Support costs and other research and development	4,274	2,738	+56%

Total research and development	$10,878	$9,425	+15%

     Research and development expenses increased by $1.5 million in the first nine months of 2006 compared to the first nine months of 2005. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $1.1 million in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of an increase in the number of scientists working on our HCV programs. We also entered into a new contract for optimizing the synthesis route and scale-up manufacturing for one of our HCV non-nucleoside preclinical candidates and we conducted additional external preclinical studies of promising compounds. As a result of the recent collaboration with Novartis, we anticipate that external costs incurred by us under our HCV non-nucleoside program will be lower than previously anticipated; however, these savings will likely be more than offset by continued increases in internal costs under the program. Development costs for Prestara were $1.2 million lower in the first nine months of 2006 than the first nine months of 2005 as a result of our completion of an open-label follow-on study in 2005 and a significantly lower number of employees working on the program in 2006. Support costs and other research and development costs were $1.5 million higher in the first nine months of 2006 than in the first nine months of 2005 due to higher costs recorded for our employee incentive bonus compensation program following our meeting key objectives earlier this year and the charge for stock-based compensation in 2006.
     General and Administrative Expenses
     General and administrative expenses were $5.6 million in the first nine months of 2006 compared to $4.6 million in the first nine months of 2005, an increase of $1 million. In 2006 our general and administrative expenses include a fee paid to a financial advisor related to the collaboration with Novartis. Other increases in the first nine months of 2006 compared to the first nine months of 2005 included higher charges for the employee incentive bonus program and charges for stock-based compensation.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $20.8 million at September 30, 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Genelabs’ exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which is accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption “Long-term investments.” Genelabs may divest a portion or all of this investment in the future, in which case changes in foreign currency exchange rates would impact the proceeds received upon sale of these shares. Because the book value of Genelabs’ ownership percentage of Genovate is greater than our carrying cost, we currently do not believe that any foreign currency exchange rate changes would impact the value of this investment as reported in the financial statements unless the value of a Taiwan dollar depreciates by greater than 60% compared to the U.S. dollar, which, depending on other circumstances, might require Genelabs to record a non-cash charge to write-down the long-term investment.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Company’s management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
     (b) Changes in Internal Control Over Financial Reporting.
     On August 25, 2006 we announced the resignation of Matthew Loar as Chief Financial Officer, effective September 1, 2006, the initiation of a search for a replacement, and that our Chief Executive Officer, James A.D. Smith, is assuming the Mr. Loar’s responsibilities as acting Chief Financial Officer until a replacement is named. Other than the departure of our Chief Financial Officer, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There are a number of risk factors that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Quarterly Report on Form 10-Q.
     Risks Related to Genelabs
     Although we currently meet the standards for continued listing on the Nasdaq quotation system, there is no guarantee that we will continue to meet these standards in the future and if we are delisted the value of your investment in Genelabs may substantially decrease.
     To remain listed on the Nasdaq Capital Market we must have a market value of at least $35 million or at least $2.5 million in shareholders’ equity. To date in 2006, our market value has fluctuated between approximately $13 million and approximately $41 million. In our Quarterly Report on Form 10-Q, filed for the period ended March 31, 2006, our shareholders’ equity was a deficit of $0.8 million. Based on these factors, the Nasdaq Stock Market sent us a delisting notice, which we appealed to a listing qualifications panel. We subsequently received notification from Nasdaq that the Panel granted our request for continued listing on the Nasdaq Capital Market. The notification further stated that under Nasdaq Marketplace Rule 4806(d)(2), the Panel will continue to monitor our compliance with the continued listing standards of the Nasdaq Capital Market for a period of one year. During this one year period, which expires August 3, 2007, if the Company fails to comply with the continued listing standards an additional hearing regarding the listing would be promptly scheduled pursuant to Marketplace Rule 4806(a). Even though the listing qualifications panel granted our request for continued listing on the Nasdaq Capital Market there is no guarantee that we will continue to meet the standards for listing in the future. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.
     We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.
     We have incurred losses each year since our inception and have accumulated approximately $237 million in net losses through September 30, 2006, including a net loss of $8.3 million for the nine months ended September 30, 2006 and a net loss of $10.8 million for the year ended December 31, 2005. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations through at least mid-2008. Thereafter, we will require additional capital to carry out our business plans. We will require additional capital earlier if we decide to pursue FDA approval of Prestara without a collaborator.
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
     We have recently entered into a collaboration with Novartis which will require us to dedicate a specified level of scientific personnel to the work plan established with Novartis. We have similar obligations under our collaboration with Gilead. Because we have obligations to dedicate a specified number of scientists to the collaborations, we may not have sufficient personnel to continue to advance our unpartnered NS5a drug discovery program. As the number of qualified personnel is limited, competition for such staff is intense. Further, our collaborations with Novartis and Gilead specify the funding rates for Genelabs’ scientific personnel working on the collaborations, which means we bear the risk of any personnel cost increases. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for those with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions.
     On August 25, 2006 we announced the resignation of Matthew Loar as Chief Financial Officer, effective September 1, 2006. We are currently searching for his replacement, and our Chief Executive Officer, James A.D. Smith, has assumed Mr. Loar’s duties on an interim basis. The loss of our key personnel, significant salary increases to retain our key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.
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
     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have insurance coverage in amounts that we believe are customary for companies of our size and in our industry and sufficient for risks we typically face, including general liability insurance of $6 million, we may not be able to maintain this type of insurance in a sufficient amount. There is no assurance that product liability insurance will continue to be available in the future at a cost or on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

     Risks Relating to Owning Our Stock
     Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.
     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2005 and December 31, 2005, the price of our common stock fluctuated between $6.15 and $1.70 per share, as adjusted for the reverse-split. Between January 1, 2006 and October 19, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.
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

Item 6. Exhibits

Exhibit
Number	Description

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s 2005 Form 10-K).

10.01	Securities Purchase Agreement dated June 27, 2006 (incorporated herein by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed July 3, 2006).

10.02	Genelabs Technologies, Inc. Annual & Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed August 3, 2006).

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant) Principal Executive Officer and acting Principal Financial and Chief Accounting Officer:
Date: November 13, 2006	/s/ James A.D. Smith
James A.D. Smith
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s 2005 Form 10-K).

10.01	Securities Purchase Agreement dated June 27, 2006 (incorporated herein by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed July 3, 2006).

10.02	Genelabs Technologies, Inc. Annual & Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed August 3, 2006).

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.