Form 10-K
period 2006-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2007-03-22
CIK 874443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Aggregate market value of Common Stock held by non-affiliates of the registrant, as of June 30, 2006: $34,570,000 based on the last reported sales price on the Nasdaq Capital Market.

Number of shares of registrant’s Common Stock outstanding on March 7, 2007: 29,980,186

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on June 15, 2007 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements which use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:

•	our ability to secure sufficient funds to continue as a going concern;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2009;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans; and

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs;

•	plans, programs, progress, and potential success regarding our collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds against hepatitis C virus, Novartis for non-nucleoside compounds against hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Tanabe Seiyaku Co., Ltd.;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	further actions or developments relating to Prestaratm (prasterone), our investigational drug for lupus, and its New Drug Application;

•	the securing and defense of intellectual property rights important to our business.

All statements in this annual report on Form 10-K that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A. Among these are the risks that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to license our technologies to others may fail and that clinical trials of Prestaratm or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the FDA and foreign authorities may delay or deny approval of Prestaratm. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this annual report on Form 10-K are made as of the date hereof.

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

Overview

Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our business objective is to develop a competitive advantage by focusing on drug targets for which we can rapidly optimize lead compounds, with the goal of developing drugs with significant market potential. In our drug discovery programs, which are presently concentrated on new treatments for infection with the hepatitis C virus, or HCV, we seek to identify compounds that have a distinct advantage over potential competitive compounds in potency, safety, and/or pharmacokinetic properties, with a goal of achieving “best-in-class” status. In addition, two separate development-stage projects have the potential to achieve “first-in-class” status: Prestaratm (prasterone), an investigational drug for systemic lupus erythematosus, referred to as systemic lupus erythematosus (SLE) or lupus, and an investigational vaccine for hepatitis E virus (HEV) that is being developed by GlaxoSmithKline under a license from us.

The goal of our current drug discovery programs is to discover novel antiviral compounds for treatment of HCV, a disease which chronically infects 2.7 million people in the United States and for which there is a major need for new treatments. Beginning in early 2002, Genelabs initiated work on two projects directed at inhibiting HCV infections by targeting the viral specific enzyme, HCV RNA-dependent RNA polymerase, also known as NS5b or HCV polymerase. In one of these projects we have employed a class of compounds known as nucleoside analogues that can interfere with HCV polymerase activity so that the polymerase makes incomplete copies of the HCV virus genome. The second polymerase project uses a different class of chemicals, referred to as non-nucleosides, designed to directly bind to the HCV polymerase and prevent the polymerase from properly functioning. We conduct our work in the nucleoside program under a research collaboration and license agreement with Gilead Sciences, Inc. that we entered into in 2004. Gilead currently provides funding for Genelabs’ HCV polymerase nucleoside discovery research and is responsible for preclinical development activities on the nucleoside project. During 2006 we entered into a similar license and collaboration agreement with the Novartis Institutes for BioMedical Research for the development and commercialization of compounds from our non-nucleoside drug discovery program. Novartis currently provides funding for Genelab’s HCV polymerase non-nucleoside discovery research and is responsible for preclinical development activities on the non-nucleoside project. In 2005, we initiated a separate project to screen and optimize compounds directed against another HCV target, NS5a. Genelabs is currently conducting discovery and lead optimization on this project without a corporate partner, although we may ultimately enter into a collaboration with another company that has more resources than Genelabs. In addition, we have initiated several feasibility projects focused on other potential targets in HCV.

Genelabs also has pursued regulatory approval of an investigational drug for women with systemic lupus erythematosus (SLE). This investigational drug, which we call Prestaratm, contains a compound known as prasterone as an active ingredient. No new drug has been approved in the United States for treatment of SLE in well over 40 years and current therapies are not adequate. In August 2002, Genelabs received an approvable letter for Prestara from the U.S. Food and Drug Administration, or FDA, which specified that an additional Phase III clinical trial addressing the effect of Prestara on bone mineral density in women with SLE would need to be successfully completed. However this Phase III clinical trial, for which we announced results in October 2004, did not meet its primary endpoint. Subsequently, we met with the FDA which has advised us that an additional positive Phase III clinical trial focused on the signs and symptoms of lupus will be required to satisfy the criteria for review and potential approval of the Prestaratm New Drug Application, or NDA. We are working with the FDA to complete the design of this new trial.

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

Currently, there is no approved vaccine to prevent hepatitis C. The standard of care for treatment of HCV is a combination of pegylated interferon alfa-2 and the nucleoside analogue ribavirin, typically given over a number of months, with interferon injected once weekly and ribavirin given orally once daily. This treatment regimen is only effective in approximately half of the patients infected with HCV genotype 1, the genotype most prevalent in the United States. The interferon/ribavirin treatment has significant toxicities, most importantly severe anemia and psychiatric effects. There are no other drugs or biologics approved by the FDA for treatment of HCV. As a consequence, the pool of patients who are unresponsive to the currently approved treatment continues to grow each year.

Because a significant need exists for improved treatment options, Genelabs believes the future market for HCV drugs will be large. Because of the significant market potential and unmet medical need, Hoffmann La-Roche and Schering-Plough Corporation, who are manufacturers of currently approved HCV drugs, along with other pharmaceutical companies such as Merck & Co., Inc., Boehringer Ingelheim GmbH, Novartis AG, and Johnson & Johnson, biotechnology companies such as Gilead Sciences, Inc., ViroPharma Incorporated, Idenix Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc., among others, and academic and government organizations, are conducting research and development in competition with Genelabs for discovery and development of various other compounds to treat HCV infection. These companies generally have greater resources than Genelabs and, in some cases, have product candidates that are in a more advanced stage of development than Genelabs’ drug candidates.

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

Our HCV programs have focused on different mechanisms of inhibiting the replication of the HCV virus. Two of these approaches target a viral-specific enzyme which is called the HCV NS5b RNA-dependent RNA polymerase. This enzyme is directly involved in HCV replication. We believe the NS5b enzyme is an attractive target for creating HCV-specific drugs because: (1) a proper functioning of the polymerase is required for HCV replication; (2) human cells do not use this type of polymerase for their own replication; and (3) drugs that target viral polymerases have proven to be effective for treating other viral infections, such as HIV. In one project we have employed a class of compounds known as nucleoside analogues that cause the HCV polymerase to make incomplete copies of the HCV genome, thereby curtailing viral replication. Another separate project uses a different class of chemicals that bind directly to the HCV polymerase and prevent it from properly functioning, which also curtails viral replication. Since initiating our HCV discovery programs, we have:

•	established a high-throughput cell-free enzyme assay for HCV RNA polymerase;

•	established a cell-based assay which measures replication of an engineered HCV (known as a replicon);

•	synthesized a large number of compounds and tested them for activity;

•	identified compounds that show potent inhibition of the HCV polymerase in our assays and that satisfy our toxicity limits when tested in human cells;

•	written and submitted multiple patent applications claiming compounds with activity against HCV;

•	initiated preclinical studies in both HCV polymerase research projects; and

•	entered into research collaboration and license agreements with Gilead Sciences, Inc. for the nucleoside HCV program and with Novartis Institutes for BioMedical Research for the non-nucleoside HCV program.

We also continue to synthesize additional compounds to serve as potential follow-up candidates for preclinical development for HCV.

In addition to the HCV NS5b polymerase as a target, in 2005 Genelabs began a research project involving a different HCV target that is known as HCV NS5a. HCV NS5a is a different protein that is believed to be essential for HCV viral replication, although it’s exact function is not known. Our initial screening process identified starting compounds which were suitable for our optimization process, and we have since synthesized hundreds of compounds designed for this target, a number of which have demonstrated nanomolar-level activity in an HCV replicon cell-based model. We have recently begun evaluating these compounds for their drug metabolism and pharmacokinetic properties and profiling for activity among various HCV genotypes as we seek to determine whether they are eligible for further advancement.

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

Licensing of HCV Non-Nucleosides.  In June 2006, we signed an agreement with the Novartis Institutes for BioMedical Research to collaborate in the research, development and commercialization of non-nucleoside inhibitors of the HCV polymerase. We are leading the research efforts and Novartis will lead development and commercialization efforts. Genelabs is eligible to receive minimum payments of approximately $19.1 million over the planned two-year research program, including initial up-front payments of $12.5 million and minimum research funding of $6.6 million. During the term of the collaboration we have agreed to devote a specified number of scientists to this program and have provided Novartis exclusive worldwide access to certain compounds developed in the program. Novartis has the option to continue funding the collaboration for one additional year after completion of the initial two-year research term. If all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the collaboration.

Development of Prestara for Systemic Lupus Erythematosus

Our clinical development efforts have been concentrated on Prestaratm (prasterone), an investigational drug for systemic lupus erythematosus. Lupus is a life-long autoimmune disease that causes the immune system to attack the body’s own tissues and organs. In August 2002, we received an approvable letter for Prestara, also referred to as GL701, Asleratm and Anastartm, from the U.S. Food and Drug Administration, or FDA, requiring additional positive phase III clinical trial data on the effects of Prestara on bone mineral density, or BMD. Based on this FDA letter, Genelabs designed and conducted a clinical trial to assess the effect of Prestara on BMD in women with lupus, although we remain interested in an indication for treating the signs and symptoms of lupus. This BMD study, known as study GL02-01, did not achieve statistical significance at its primary endpoint. Subsequently, in December 2005, we met with the FDA to discuss our potential development options for Prestara. As a result of the meeting, the FDA indicated that at least one additional, adequate, well-controlled phase III clinical trial would be necessary to support an indication for the treatment of the signs and symptoms of lupus disease activity. During 2006, Genelabs submitted a protocol to the FDA for a new phase III clinical trial of Prestara that would use time to first severe flare as a primary endpoint. The protocol was submitted to the FDA together with a request for Special Protocol Assessment (SPA) which directs the Agency to meet with sponsors for the purpose of reaching a binding agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. Under SPA procedures, taken together with the totality of data, if our study meets the outcomes agreed upon in advance with the FDA it would, in principle, meet FDA’s standards for NDA approval, provided the FDA assessment of the risk/benefit ratio for Prestara is positive. We do not currently plan to initiate the trial unless we obtain satisfactory financing to do so.

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

Prestara is a pharmaceutical formulation for oral administration that contains highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone and the most abundant adrenal hormone in humans, as the active ingredient. Lupus patients generally have abnormally low levels of DHEA and it is believed that hormonal influences may play a role in the development and progression of the disease.

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

The FDA Arthritis Advisory Committee reviewed the NDA on April 19, 2001, but did not vote on whether to recommend approval of Prestara. On June 26, 2001, the FDA sent us a letter stating that the Prestara NDA was not approvable, listing deficiencies that must be addressed before the NDA can be approved. As a result of various meetings with us, the FDA sent us a letter in January 2002 suggesting exploration of additional data and analyses regarding Prestara’s positive effect on BMD that was observed in Study GL95-02. We submitted the requested information to the FDA in February 2002. On August 28, 2002, we received an approvable letter from the FDA. The approvable letter indicated that approval of the NDA was primarily contingent upon the successful completion of an additional clinical trial providing sufficient evidence to confirm the positive effect on BMD that was observed in women with SLE while on glucocorticoids in Genelabs’ Study GL95-02. To address this requirement, Genelabs designed and completed an additional multi-center, randomized, placebo-controlled, double-blind Phase III clinical trial, designated Study GL02-01. The primary endpoint in this study was BMD at the lumbar spine and 155 women with SLE receiving glucocorticoids were enrolled and treated with either 200 mg per day Prestara or placebo at 26 sites. Study GL02-01, in which the treatment duration was six months, did not meet its primary objective of showing improvement in BMD, although there was a trend in favor of Prestara. Patients competing Study GL02-01 were eligible to enroll in Study GL03-01, a one-year open-label follow-on study. Study GL03-01 met its primary objective of maintaining BMD for the patients taking 200 mg per day of Prestara. In the combined studies GL02-01 and GL03-01, patients taking 200 mg per day of Prestara for 12 to 18 months increased their BMD.

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

Genovate Biotechnology Co., Ltd.  Genovate, a Taiwan-based company, develops, manufactures and distributes pharmaceutical products in Asia and holds the rights to market Prestaratm in Asia (except Japan), Australia and New Zealand. In addition to our clinical trials, Genovate has conducted two Phase III clinical trials of prasterone in Taiwan. As of December 31, 2006, Genelabs held approximately 8% of the equity in Genovate, which was formerly called Genelabs Biotechnology Co., Ltd. We sold our equity interest in Genovate in January 2007.

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

In December 2005, scientists from WRAIR presented the results of the HEV vaccine phase II trial for the first time at an annual meeting of the American Society of Tropical Medicine and Hygiene. The presentation indicated that the clinical trial showed a 96% effectiveness of the vaccine in preventing disease caused by the hepatitis E virus. There were a total of 69 cases of HEV during the course of the trial after all three doses of the vaccine or placebo had been administered, and 66 of these cases were in the placebo group compared to 3 in the vaccine group. In addition, the data presented indicated that the vaccine was well tolerated, with no significant adverse safety events attributed to the vaccine during the course of the study. The results of this study were published in the March 1, 2007 edition of the New England Journal of Medicine.

In addition to GlaxoSmithKline’s vaccine license, Genelabs has granted non-exclusive royalty-bearing licenses to develop and commercialize diagnostic products for HEV to Abbott Laboratories and to MP Biomedicals Asia Pacific Pte. Ltd., a former subsidiary of ours that used to be named Genelabs Diagnostics Pte. Ltd.

Legacy Technologies

Linker-Aided DNA Amplification.  In 2000 the United States Patent and Trademark Office granted Genelabs a patent covering a fundamental nucleic acid amplification technique developed by our scientists. This technology is a method of amplifying nucleic acids by attaching oligonucleotide linkers to the ends of target DNA sequences (Linker-Aided DNA Amplification, or LADA). In LADA, linkers of known sequences are added to the ends of target DNA sequences, thereby providing a known primer sequence that is complementary to the attached linkers. The primers are then used to amplify the target DNA, the precise sequence of which need not be known. In 2002 we non-exclusively licensed the LADA technology to Affymetrix, Inc. for upfront and annual fees, and royalties. In December 2004, the license was amended to provide Affymetrix with a paid-up license in return for a lump sum payment of $1.25 million. Genelabs currently does not utilize the LADA technology. Subsequent to December 31, 2006, Genelabs signed a patent option and assignment agreement dated January 26, 2007 which, if exercised by April 26, 2007, will result in the transfer of the LADA patent to a third party which will seek to monetize the intellectual property with limited participation by Genelabs.

Hepatitis G Virus.  Scientific publications have shown that patients infected with both the human immunodeficiency virus, HIV, and GB virus C, also known as hepatitis G virus, or HGV, have a reduced mortality rate compared to those only infected with HIV. Genelabs scientists first discovered HGV, which is transmitted by blood and other bodily fluids, while seeking to identify what was then an unknown hepatitis virus. Patents covering the HGV genome, peptides and their uses have issued to Genelabs. We have granted non-exclusive research licenses to academic institutions to facilitate their continuing research on the interaction between HGV and HIV, although we retain commercial rights to HGV, such as vaccine or therapeutic applications of the virus. We have also granted Roche Diagnostics, Chiron Corporation (Novartis AG) and Ortho Diagnostic Systems royalty-bearing license agreements for diagnostic applications of HGV. To date, royalties received under these HGV agreements have not been significant, and we do not foresee receiving significant royalties in the near future. Although the presence of HGV has been detected in blood samples contained in the U.S., Europe, Japan and elsewhere, to date there are no known diseases specifically caused by HGV and no assays developed for screening the blood bank supply.

HCV Diagnostic Licenses.  After its discovery of certain polypeptide regions of HCV, Genelabs entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, which was acquired by Bio-Rad Laboratories, Inc. in 1999. We have also granted certain rights to our HCV patents to Chiron Corporation (Novartis AG) and Ortho Diagnostic Systems. The agreements with Chiron and Ortho do not provide for royalties and we receive royalties from Bio-Rad pursuant to the terms of the Pasteur Sanofi license.

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

Patents

Genelabs seeks patent protection for its proprietary technologies and potential products in the U.S. and internationally. We own over 50 issued U.S. patents and numerous patent applications currently in prosecution; these patents cover compounds discovered in the course of our drug discovery programs, Prestara, our HEV and

HGV discoveries, and other proprietary technologies. We also own corresponding international patents that cover similar claims to our U.S. patents. Genelabs also has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties. In addition, we possess many pending patent applications covering our novel chemistries and drug discovery technologies and other proprietary technologies, but cannot estimate how many of these pending patent applications, if any, will be granted as patents.

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

Employees

As of December 31, 2006, Genelabs had approximately 67 full-time equivalent employees, of whom 50 were involved in research and development and 17 were in administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage due to a labor dispute.

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

We have incurred losses each year since our inception and have accumulated approximately $237 million in net losses through December 31, 2006, including a net loss of $8.7 million for the year ended December 31, 2006 and a net loss of $10.8 million for the year ended December 31, 2005. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources, including net proceeds of an estimated $9.2 million from the sale of shares in February 2007, are adequate to fund our current operations into 2009. Thereafter, we will require additional capital to carry out our business plans.

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

Pharmaceutical discovery research is inherently high-risk because of the high failure rate of projects. To date, our pharmaceutical research has been focused on a limited number of targets for which no or few commercial drugs have been successfully developed. Our projects may fail if, among other reasons, the compounds being developed fail to meet criteria for potency, toxicity, pharmacokinetics, manufacturability, intellectual property protection and freedom from infringement, or other criteria; or if we fail to make progress due to lack of resources or access to enabling technologies. Genelabs’ product candidates, other than Prestaratm, are in an early stage of research. All of our research projects may fail to produce commercial products.

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

As part of our process of conducting drug discovery research and clinical trials we rely on third parties such as medical institutions, pre-clinical and clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. We also rely on contract manufacturers for supply of active ingredients and formulated material for use in preclinical and clinical development. We depend on Novartis, Gilead and GlaxoSmithKline to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Additionally, our collaboration partners may have alternative product candidates which they may elect to favor over our product candidates. If they do not elect our product candidates for further development, our ability to advance in the pre-clinical and clinical development may be impaired or precluded.

The results of our clinical trial of Prestaratm, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and thus diminishing our business prospects.

In order to satisfy conditions set by the U.S. Food and Drug Administration, or FDA, we conducted a Phase III clinical trial of Prestaratm on women with lupus taking glucocorticoids using bone mineral density as the trial’s primary endpoint. Prestaratm is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestaratm and the group taking placebo. Additionally, the trial was not specifically designed to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms.

A clinical trial of prasterone (the active ingredient in Prestara) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. In April 2005 we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the lumbar spine. Because both our and Genovate’s clinical trials did not meet their primary endpoints, the FDA will not approve Prestaratm without another Phase III clinical trial. It may not be possible to design and implement a trial that would successfully provide results sufficient to obtain FDA approval for Prestaratm, and Genelabs currently does not have the funds to conduct such a trial.

Our outside suppliers and manufacturers for Prestaratm are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.

Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestaratm, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestaratm capsules and for packaging. The disqualification of a supplier or manufacturer through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of our drug candidates. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestaratm and prasterone, its active ingredient, in anticipation of possible marketing approval. This inventory has exceeded its initial retest date, although the active ingredient may still be used if it successfully passes re-testing. Watson has informed us that they wish to have the portion of prasterone inventory owned by them destroyed.

The following could harm our ability to manufacture Prestaratm:

•	The unavailability at reasonable prices of adequate quantities of the active ingredient or intermediates;

•	The loss of a supplier’s or manufacturer’s regulatory approval;

•	The failure of a supplier or manufacturer to meet regulatory agency pre-approval inspection requirements;

•	The failure of a supplier or manufacturer to maintain compliance with ongoing regulatory agency requirements;

•	The inability to develop alternative sources in a timely manner or at all;

•	The inability or refusal of the manufacturers to meet our needs for any reason, such as loss or damage to facilities or labor disputes;

•	The manufacture of product that is defective in any manner; and

•	The competing demands on the contract manufacturer’s capacity, for example, shifting manufacturing priorities to their own products or more profitable products for other customers;

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

The active ingredient in Prestaratm is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. DHEA is a compound that has been in the public domain for many years. Although we have an issued U.S. patent on the specific polymorphic form of DHEA we have used in our formulation of prasterone, we do not believe it is possible to obtain patent protection for the base chemical compound anywhere in the world. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2012 and 2013, and the license expires when the patents expire. In addition, we have filed patent applications covering additional uses for Prestaratm and various pharmaceutical formulations and intend to file additional applications as appropriate. We have filed patent applications covering compounds from our HCV drug discovery programs; however, not all of these HCV applications have issued. A number of patents have issued to Genelabs covering our drug discovery technologies and methods related to selective regulation of gene expression and the control of viral infections. A number of patent applications are pending.

If another company successfully brings legal action against us claiming our activities violate, or infringe, their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications Genelabs has filed on these discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time-consuming for management. In addition, intellectual property that is important for advancing our drug discovery efforts or for uses for the active ingredient in Prestaratm owned by others might exist now or in the future. We might not be able to obtain licenses to a necessary product or technology on commercially reasonable terms, or at all, and therefore, we may not pursue research, development or commercialization of promising products.

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

In June 2006, we entered into a collaboration with Novartis which will require us to dedicate a specified level of scientific personnel to the work plan established with Novartis. We have similar obligations under our collaboration with Gilead. Because we have obligations to dedicate a specified number of scientists to the collaborations, we may not have sufficient personnel to continue to advance our unpartnered NS5a drug discovery program. As the number of qualified personnel is limited, competition for such staff is intense. Further, our collaborations with Novartis and Gilead specify the funding rates for Genelabs’ scientific personnel working on the collaborations, which means we bear the risk of any personnel cost increases. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for those with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions.

On August 25, 2006 we announced the resignation of Matthew Loar as Chief Financial Officer, effective September 1, 2006. We are currently searching for his replacement, and our Chief Executive Officer, James A.D. Smith, has assumed Mr. Loar’s duties on an interim basis.

Although we currently meet the standards for continued listing on the Nasdaq Capital Market, there is no guarantee that we will continue to meet these standards in the future and if we are delisted the value of your investment in Genelabs may substantially decrease.

To remain listed on the Nasdaq Capital Market we must have a market value of at least $35 million or at least $2.5 million in shareholders’ equity. In 2006, our market value fluctuated between approximately $13 million and approximately $44 million. In our Quarterly Report on Form 10-Q, filed for the period ended March 31, 2006, our shareholders’ equity was a deficit of $0.8 million. Based on these factors, the Nasdaq Stock Market sent us a delisting notice, which we appealed to a listing qualifications panel. We subsequently received notification from Nasdaq that the Panel granted our request for continued listing on the Nasdaq Capital Market. The notification further stated that under Nasdaq Marketplace Rule 4806(d)(2), the Panel will continue to monitor our compliance with the continued listing standards of the Nasdaq Capital Market for a period of one year. During this one year period, which expires August 3, 2007, if the Company fails to comply with the continued listing standards an additional hearing regarding the listing would be promptly scheduled pursuant to Marketplace Rule 4806(a). Even though the listing qualifications panel granted our request for continued listing on the Nasdaq Capital Market there is no guarantee that we will continue to meet the standards for listing in the future. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

Our facilities are located near an earthquake fault, and an earthquake could disrupt our operations and adversely effect results.

All of our operations are conducted in a single facility built on landfill in an area of California near active geologic faults which historically have caused major earthquakes from time to time. The office park where the facility is located is approximately at sea level behind levees sheltering the buildings from the San Francisco Bay. In the event of a significant earthquake, we could experience significant damage and business interruption for which we are not insured.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have product liability insurance coverage in amounts that we believe are customary for companies of our size and in our industry and sufficient for risks we typically face, we may not be able to maintain this type of insurance in a sufficient amount. There is no assurance that product liability insurance will continue to be available in the future at a cost or on acceptable terms or with adequate coverage against potential liabilities which could harm our business by requiring us to use our resources to pay potential claims.

Risks Relating to Owning Our Stock

Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.

The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2006 and December 31, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.

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

Because the average daily trading volume of our common stock is low, the ability to sell our shares in the secondary trading market may be limited.

Because the average daily trading volume of our common stock is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit the ability to sell our shares in the secondary trading market.

We may incur significant costs from class action litigation.

In the past, following periods of large price declines in the public market price of a company’s stock, holders of that stock occasionally have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring this type of lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit also could divert the time and attention of our management, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

Exercise of outstanding options and warrants will dilute shareholders and could decrease the market price of our Common Stock.

As of December 31, 2006, we had issued and outstanding 24,166,244 shares of Common Stock and outstanding options and warrants to purchase 5,674,835 additional shares of Common Stock and we issued an additional 5,813,942 shares of our Common Stock and warrants to purchase an additional 1,970,913 shares of our Common Stock on February 14, 2007. The existence of the outstanding options and warrants may adversely affect the market price of our Common Stock and the terms under which we could obtain additional equity capital.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. Because we are currently a non-accelerated filer we presently do not have to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and also a report by our independent registered public accounting firm addressing these assessments. Beginning with calendar year 2007 we are again required to comply with the requirement for annual management assessments of the effectiveness of our internal controls. Beginning with calendar 2008 our auditors will again be required to issue a report addressing those assessments. Additionally, if our market capitalization increases significantly and we become an accelerated filer, our auditors may need to issue such a report for calendar year 2007. The implementation of these compliance matters will likely result in an increase in our general and administrative expenses. We also may determine that we do not have effective controls over financial reporting. There may be other accounting or regulatory changes enacted in the future which would have a disproportionate impact on us compared to other companies because of our small size and our lack of product revenue to provide a source of funds to pay for compliance with the changes, among other reasons.

Item 2.	Properties.

We lease our principal research, clinical development and office facilities under an operating lease expiring in November 2011. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent averaging approximately $997,000 over the remaining term of the lease. Genelabs believes that its present facility is adequate for its current needs and that suitable additional or substitute space is available if we choose to relocate our operations.

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

	High	Low

2005
1st Quarter	$6.15	$2.95
2nd Quarter	3.55	1.80
3rd Quarter	3.35	2.35
4th Quarter	3.30	1.70
2006
1st Quarter	$2.30	$1.73
2nd Quarter	2.55	0.70
3rd Quarter	1.67	1.01
4th Quarter	1.89	1.31

As of February 28, 2007, there were approximately 686 holders of record of Genelabs Common Stock.

Genelabs has never declared or paid any cash dividends on its capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The following table represents certain information with respect to our equity compensation plans as of December 31, 2006, including our 1995 Stock Option Plan, our 2001 Stock Option Plan and our 2001 Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock Option Plans	2,123,000	$6.73	466,000
Stock Purchase Plan	—	—	182,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,123,000	$6.73	648,000

Genelabs’ equity compensation plans do not contain evergreen provisions.

PERFORMANCE MEASUREMENT COMPARISON

The following graph and table show the change in our cumulative total shareholder return for the last five fiscal years, based upon the market price of our common stock, compared with: (i) the cumulative total return on Nasdaq Stock Market Index and (ii) the Nasdaq Pharmaceuticals Index. The graph assumes a total initial investment of $100 as of December 31, 2001, and shows a “Total Return” that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT

Index Description	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Genelabs Technologies, Inc.	100.0	91.4	153.0	64.9	20.0	15.8
NASDAQ Stock Market	100.0	69.1	103.4	112.5	114.9	126.2
NASDAQ Pharmaceuticals	100.0	64.6	94.7	100.9	111.1	108.7

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Genelabs under the Securities Act of 1933, as amended or the Exchange Act.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Total revenue	$11,209	$6,849	$5,556	$2,916	$3,645
Research and development expenses	13,620	12,205	15,113	16,838	13,987
General and administrative expenses	7,008	5,958	6,505	6,484	6,079
Loss from continuing operations	(8,685)	(10,842)	(15,793)	(20,322)	(16,080)
Net loss	(8,685)	(10,842)	(13,511)	(19,807)	(15,950)
Loss per common share from continuing operations	(0.41)	(0.61)	(0.90)	(1.59)	(1.56)
Net loss per common share	(0.41)	(0.61)	(0.77)	(1.55)	(1.55)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, current restricted cash and short-term investments	$18,560	$10,211	$26,508	$26,530	$6,570
Working capital	9,771	5,458	18,999	22,379	2,684
Total assets	22,072	12,661	29,383	29,866	9,765
Shareholders’ equity	3,006	2,347	12,947	22,815	2,714

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for 2007 and later periods of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in 2007 and later periods by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.

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

A number of events have impacted the business and results of Genelabs during 2006.

On June 2, 2006, we entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research (Novartis) for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. We received a nonrefundable up-front payment of $12.5 million upon signing of the agreement and are also entitled to additional minimum research funding totaling approximately $6.6 million over the initial two year research term for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, we could receive additional payments in excess of $175 million. We are also entitled to a royalty on net sales of products covered by the collaboration. The $12.5 million up-front payment has been recorded as unearned contract revenue, classified as a liability in our consolidated balance sheet, and we plan to record it into contract revenue on a straight-line basis over a three-year period. The three-year period consists of the initial two-year term of the research collaboration plus a one-year term that Novartis has as an option to extend the collaboration. In 2006, Genelabs recognized into revenue $2.4 million from the up-front license fee and $1.9 from ongoing research funding. At December 31, 2006, unearned contract revenue received from Novartis was $10.1 comprised solely of the unamortized portion of the initial up-front payment.

In drug discovery, we continued to expand our research capacity and capability by hiring additional scientists. We have continued to work with Gilead Sciences, our licensee and collaborator, on the discovery and characterization of novel nucleoside HCV inhibitors. We also continue our efforts to discover and characterize novel non-nucleoside HCV polymerase inhibitors. We conducted this work on our own until June 2, 2006 at which time we began working in collaboration with Novartis. Separately, we expanded our efforts to discover novel HCV inhibitors that function through interaction with a protein encoded by the NS5a region of the HCV genome.

In drug development, we focused on defining possible paths forward for our investigational drug for women with lupus, Prestaratm. Patients who completed our phase III clinical trial, designated Study GL02-01, were eligible to enroll in a 12-month open-label continuation study which was designated Study GL03-01. This follow-on trial assessed the effect of Prestara on bone mineral density of the Study GL02-01 participants over an additional 12 months. Preliminary results of Study GL03-01 indicated that patients who received 200 mg of Prestara per day increased their bone mineral density, or BMD, at the lumbar spine by approximately 0.9% during the 12 months they were enrolled in Study GL03-01. Results of Study GL03-01 also indicated that patients who received a lower dose of Prestara, 100 mg per day, did not increase their BMD during the clinical trial, and in fact lost a measurable amount of BMD at the lumbar spine over the 12-month period of Study GL03-01. The safety profile for Prestara in this study was consistent with that seen in previous clinical studies. After learning these results, we had a meeting with the FDA for the purpose of determining the future development path for Prestara. In the meeting the FDA informed us that we would need additional positive clinical trial data before they would consider reviewing a New Drug Application for Prestara, and they indicated that one additional, positive clinical trial could suffice for an indication of treating the signs and symptoms of lupus disease activity. Going forward, we intend to pursue an indication for treating the signs and symptoms of lupus disease activity rather than the bone density indication we had pursued since 2002. In this regard, in December 2006, we submitted a protocol to the FDA for a new phase III clinical trial with Prestara that would use time to first severe flare as a primary endpoint. The protocol was submitted to the FDA together with a request for Special Protocol Assessment (SPA) which directs the Agency to meet with sponsors for the purpose of reaching a binding agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. Under SPA procedures, taken together with the totality of data within the NDA, if our study meets the outcomes agreed upon in advance with the FDA it would, in principle, meet FDA’s standards for NDA approval, provided the FDA assessment of the risk/benefit ratio for Prestara is positive. Genelabs does not currently plan to initiate the trial unless satisfactory financing has been committed to do so.

On June 30, 2006, we completed the sale of 6.1 million shares of our common stock and warrants to purchase 2.5 million shares of our common stock for gross proceeds of $9.0 million. The warrants have an exercise price of $1.42 per share and a term of five years. Net proceeds from the placement were approximately $8.3 million.

Subsequent to December 31, 2006, on February 14, 2007, Genelabs completed the sale of approximately 5,814,000 shares of its common stock and warrants to purchase approximately 1,744,000 shares of its common stock for gross proceeds of $10 million. The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.2 million.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting estimates which are important to understanding our financial condition and results of operations as presented in the consolidated financial statements.

Revenue Recognition.  Revenue from non-refundable upfront license fees where we continue involvement through a collaboration or other obligation is referred to as “unearned contract revenue” and classified as a liability on the balance sheet. We amortize unearned contract revenue into “contract revenue” on the statement of operations over the research or development period instead of recognizing it into income immediately upon receipt. We base the amortization period for each agreement on our estimate of the period we have significant obligations under the contract. We continually review the basis for our estimates, and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue recognized in the financial statements. For arrangements with multiple deliverables, we allocate the revenue among the deliverables based on objective and reliable evidence of each deliverable’s fair value. Unearned contract revenue at December 31, 2006 was from four different sources. Genelabs’ management considers the amortization periods for each of the up-front payments as critical accounting estimates.

At December 31, 2006, the largest component of unearned contract revenue is related to an up-front payment from the Novartis Institutes for BioMedical Research (Novartis) under a research collaboration and license agreement we entered into in 2006. When the agreement was signed we received an up-front payment of $12.5 million that we are recognizing over a three year period from the effective date of the collaboration. The three-year period is based on the initial two-year term of our research obligations to Novartis plus an additional one-year extension, which is at Novartis’ sole option. As of December 31, 2006, $10.1 million of unearned contract revenue was related to the up-front payment received from Novartis, of which $4.2 million was classified as current. In addition to the up-front payment, Novartis is also obligated to pay us on-going research funding.

At December 31, 2006, Genelabs has unearned contract revenue related to an up-front payment from Gilead Sciences, Inc. under a research collaboration and license agreement we entered into in 2004. When the agreement was signed we received an up-front payment of $8 million that we are amortizing over a four year period from the effective date of the collaboration. The four-year period is based on the initial three-year term of our research obligations to Gilead plus an additional one-year extension, which is at Gilead’s sole option. As of December 31, 2006, $3.5 million of unearned contract revenue was related to the up-front payment received from Gilead, of which $2.0 million was classified as current. In addition to the up-front payment, Gilead is also obligated to pay us on-going research funding. Before December 31, 2006, Gilead paid us $1.0 million for research to be performed in the first quarter of 2007, which we have classified as deferred revenue, all of which is current.

At December 31, 2006, Genelabs has unearned contract revenue related to two separate agreements for Prestara, Genelabs’ investigational drug for lupus. We amortize the two up-front payments we received over the estimated development terms for Prestara for the territories covered by each of the agreements. Genelabs’ management believes that its significant obligations under the agreements extend to the time when regulatory decisions are made to approve Prestara in the key licensed territory, if Prestara were to be approved, or until further development of Prestara is terminated.

We licensed exclusive rights to Prestara for North America to Watson Pharmaceuticals, Inc (Watson). As of December 31, 2006 we have unearned contract revenue of $0.7 million from the up-front payment we received in 2000 in conjunction with the agreement, of which $0.1 million was classified as current. In a change from the prior year as discussed further below, we are amortizing the unearned contract revenue through December 31, 2012.

We licensed exclusive rights to Prestara for Japan to Tanabe Seiyaku Co., Ltd (Tanabe). As of December 31, 2006 we have unearned contract revenue of $1.2 million from the up-front payment we received in 2004 in conjunction with the agreement, of which $0.7 million was classified as current. In a change from the prior year as discussed further below, we are amortizing the unearned contract revenue through December 31, 2015.

In all of the agreements for which we have recorded deferred revenue, the estimated period for amortization has an important impact on the revenue we recognize, and, in turn, on the net loss we report in our financial statements. For example, if longer terms were estimated our revenue would be lower and our net loss would be higher. Conversely, if a shorter amortization term were estimated, our revenue would be greater and the net loss lower. We regularly assess the remaining terms over which the up-front payments are being recognized into the statement of operations and, if appropriate, make changes based on updated information. For example, in the fourth quarter of 2006 we lengthened the amortization period for the unearned contract revenue related to our agreements with Watson and Tanabe for Prestara. The amortization period for the unearned revenue related to the Watson agreement was extended from December 31, 2008 to December 31, 2012. The new estimate is based upon our recent discussions with the FDA about the specifications for another clinical trial which will be required as part of the NDA approval process for Prestara in the United States and our expectations regarding the length of time it will take to secure a partner to fund the trial. The amortization period for the unearned revenue related to the Tanabe agreement was extended from December 31, 2008 to December 31, 2015. This estimate is based upon our expectations regarding the timeline for NDA approval in Japan. We anticipate that Tanabe will supplement regulatory filing in Japan with data from the potential additional trial in the United States. As a result, we currently anticipate that approval in Japan will take place approximately three years after approval in the United States.

We believe we are using the most appropriate terms based on the facts known to us as of the date of the filing of this Annual Report on Form 10-K. However, further actions taken by the FDA, decisions made by our collaborators or other changes in circumstances after the filing of this Annual Report on Form 10-K may either reduce or lengthen the remaining period over which Genelabs records unearned contract revenue into the statement of operations. Additionally, in the event that we and/or our collaborators elect to terminate a research program, we may be required to record all of the remaining related unrecognized revenue at the time of cancellation; however, this revenue may be offset in whole or part by any costs required to terminate the collaboration or research program.

Accounting for Employee Stock Options.  In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, superseding previous accounting rules covering stock options issued to employees. We adopted SFAS 123R effective January 1, 2006 using the modified-prospective transition method. Under SFAS 123R, we record compensation expense for stock options issued to employees in our Consolidated Statement of Operations based on an estimate of the fair value of the options when they are issued. Under the modified prospective application, prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes. The total share-based compensation expense recognized for the year ended December 31, 2006 was $0.8 million.

Prior to 2006, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” referred to as SFAS 123, we applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option plans. Accordingly, we accounted for employee stock options based on their intrinsic value and did not recognize compensation expense for employee options granted at fair market value or higher. In the notes to our financial statements we separately disclose the pro forma effects on reported net loss and loss per share for 2005 and 2004 as if compensation expense had been recognized based on the fair value method of accounting using the Black-Scholes option pricing model.

To value our options under the provisions of both SFAS 123 and SFAS 123R, we made assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Genelabs management believes that these estimates are subjective, and notes that changes in any of these assumptions, particularly the volatility assumption, would increase or decrease the accounting value of the option and correspondingly increase or decrease the net loss and loss per share as reported in our Consolidated Statement of Operations in 2006 or the pro forma disclosures for 2005 and 2004.

Results of Operations

Years Ended December 31, 2006 and 2005

Summary.  Genelabs’ net loss was $8.7 million for 2006, compared to a net loss of $10.8 million for 2005. The lower net loss in 2006 compared 2005 is primarily due to:

•	higher revenue as a result of the collaboration with Novartis; and

•	lower expenses for the development of Prestaratm, our investigational new drug for lupus, including a 2006 reversal of certain costs previously accrued under to the program

Partially offsetting the above decreases in our net loss were:

•	increased drug discovery expenses for our HCV drug discovery programs, including preclinical development and scaled-up synthesis costs for the non-nucleoside program prior to the licensing agreement with Novartis;

•	increased general and administrative expenses for financial advisory and other fees related to the collaboration with Novartis;

•	increased expenses for our employee incentive bonus compensation program after we met board-specified criteria resulting in the removal of payment contingencies earlier this year; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.

Revenue.  Revenues were $11.2 million in 2006 and $6.8 million in 2005. The following table breaks down revenue by major source (in thousands):

	2006	2005

Contract revenue:
HCV nucleoside compound drug discovery research collaboration (Gilead Sciences, Inc.)	$5,690	$5,600
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	4,335	—
Prestara collaborations (Watson Pharmaceuticals, Inc. and Tanabe Seiyaku Co., Ltd.)	512	620

Total contract revenue	10,537	6,220
Royalties	672	629

Total revenue	$11,209	$6,849

In both 2006 and 2005, our most significant source of revenue was from our collaboration with Gilead Sciences, Inc. The agreement with Gilead that we entered into during 2004 has a three-year initial research term, with Gilead having an option to extend for one additional year. Upon signing the agreement we received an $8.0 million up-front payment, and we are entitled to receive quarterly payments aggregating approximately $11 million over the initial three year term as we work with Gilead to discover additional nucleoside compounds that inhibit replication of HCV. If Gilead exercises its option to extend the research term by one year, additional payments would be due to Genelabs. We recognized contract revenue of $5.7 million under the Gilead agreement in 2006, comprised of $3.7 million in research funding and $2.0 million for the pro-rata share of the up-front license fee. Revenue recognized under the collaboration during 2006 was greater than that recognized in 2005 due to an increase in the research funding rate in the fourth quarter of 2006.

In 2006 we recognized revenue from the collaboration with Novartis which we signed in June 2006. The agreement has a two year initial research term, with Novartis having an option to extend for one additional year. Upon signing the agreement we received a nonrefundable up-front payment of $12.5 million and are also entitled to additional minimum research funding totaling approximately $6.6 million over the two year term of the initial term for work performed on the collaboration. If Novartis exercises its option to extend the research term by one year, additional payments would be due. In 2006 we recognized revenue of $2.4 million for a pro-rata share of the up-front license fee and $1.9 million for research funding. We expect our collaboration with Novartis to be our most significant source of revenue in 2007.

In 2006, our revenue related to Prestara decreased by $0.1 million compared to 2005 primarily due to a lengthening of the term we estimate it could take to potentially obtain approval of Prestara in the United States and Japan. Our lengthening of the estimated term to potentially receive approval was made based on current expectations and our determination that approval would not be possible by the previous time through which we were recognizing revenue. The amortization period for unearned revenue related to the Watson agreement was extended from December 31, 2008 to December 31, 2012. The amortization period for unearned revenue related to the Tanabe agreement was extended from December 31, 2008 to December 31, 2015. The amortization for both agreements could change again in the future based on the final design for another clinical trial, our ability to initiate a clinical trial, and discussions with existing and potential corporate partners, among other things.

In addition, we receive royalties from other parties which aggregated approximately $0.7 million in 2006, compared to $0.6 million in 2005.

Operating Expenses.  The following table breaks down operating expenses into the two major categories of costs in our financial statements (in thousands).

	2006	2005	Change

Research and development	$13,620	$12,205	+12%
General and administrative	7,008	5,958	+18%

Total operating expenses	$20,628	$18,163	+14%

All operating expenses are related to Genelabs’ business of discovering and developing pharmaceutical products. Changes in these costs are explained in more detail below.

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

Research and Development Expenses by Project

In 2006, $13.6 million of operating expenses were in research and development, compared to $12.2 million in 2005, an increase of $1.4 million. The following table breaks down the research and development expenses by major category (in thousands):

	2006	2005	Change

Drug discovery (Hepatitis C virus, or HCV)	$7,507	$5,880	+28%
Drug development (Prestaratm)	640	2,584	−75%
Support costs and other research and development	5,473	3,741	+46%

Total research and development	$13,620	$12,205	+12%

Drug Discovery

During 2006 and 2005, substantially all of our drug discovery efforts were directed toward three separate hepatitis C virus research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these mechanisms as our nucleoside program and we refer to the other as the non-nucleoside program. Our third HCV drug discovery program targets the HCV NS5a protein, a different viral enzyme that is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds.

Costs for our drug discovery program increased to $7.5 million in 2006 from $5.9 million in 2005. This increase was primarily a result of continued growth in our HCV drug discovery programs, and to the greatest extent among our non-nucleoside and HCV NS5a programs. This growth included a 6% increase in the number of scientists we have working on these programs. Costs increased as a result of increased personnel and a greater usage of chemicals and lab supplies used by the scientists. During 2006 we also entered into a new contract for optimizing the synthesis route and scale-up manufacturing for one of our HCV non-nucleoside preclinical candidates and we conducted additional external preclinical studies of promising compounds. As a result of the recent collaboration with Novartis, we anticipate that external costs incurred by us under our HCV non-nucleoside program will be lower than previously anticipated; however, these savings will likely be more than offset by continued increases in internal costs under the program.

Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $52 million through December 31, 2006. Of this amount, $23 million relates to our HCV drug discovery programs which began in early 2002.

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

Going forward into 2007, we may continue to expand our existing HCV drug discovery programs and we will continue to explore new drug targets as potential programs. However, the resources available to us, outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may affect our plans. Management continually evaluates the status of our drug discovery research programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited resources and the various drug discovery and development opportunities.

Drug Development (Prestaratm)

Expenses for Prestara decreased to $0.6 million in 2006 compared to $2.6 million in 2005, a reduction of 75%. Following a clinical trial that did not meet its endpoint in late 2004 we continued to decrease the staff working on the program through 2006. The 2006 expenses also include the effect of a $0.6 million reversal of costs previously accrued under the program.

Genelabs began developing Prestaratm for systemic lupus erythematosus in 1993 when Genelabs licensed exclusive rights to patents related to Prestara from Stanford University. To potentially develop this investigational new drug we have incurred direct costs of approximately $50 million through December 31, 2006.

In 2007 we anticipate that expenses for Prestara will be consistent with the total expenditures for 2006. We expect to incur continued costs for the development of a clinical trial protocol and possibly other matters. Future development decisions and the future development of Prestara for lupus will depend on a number of factors, including discussions with and actions by the FDA, discussions with and actions by our Prestara collaborators and potential collaborators, and our ability to secure financing to complete its development. We may decide to discontinue development of Prestara in 2007, which may further reduce the costs from planned levels, depending on the timing of the decision.

Support Costs and Other Research and Development

Support costs and other research and development is primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, support staff, utilities, maintenance, the incentive bonus and stock-based compensation, which are allocated based on the headcount ratio between research and development and general and administrative. Support costs and other research and development included within research and development were $5.5 million in 2006 compared to $3.7 million in 2005. The following table breaks down the major components of support costs and other research and development (in thousands):

	2006	2005

Facility rent, net of sublease income	$1,051	$1,088
Salaries and benefits for lab and facility support personnel	861	897
Insurance, depreciation and property taxes	795	891
Utilities, maintenance and security	666	736
Lab equipment, services and sundry supplies	213	213
Allocation of incentive bonus compensation	1,128	(153)
Allocation of stock-based compensation	650	—
Other items	109	69

Total support and other research and development costs	$5,473	$3,741

The increase in expenses was primarily due to compensation related costs recorded during 2006 as compared to 2005. In 2006 we recorded increased expenses for our employee incentive bonus compensation program after we met board-specified criteria resulting in the removal of payment contingencies in the first half of the year. In 2005 we had reduced the incentive bonus amount due to cash-balance contingencies our board of directors has established for the payment of any bonuses to employees. As of December 31, 2005, the contingency had not been met and accordingly no 2005 incentive bonus charge was recorded. The credit balance in the account for 2005 primarily represents the forfeiture of previous years’ accruals by participants that had been in Genelabs’ Long-Term Incentive Program. Additionally, in 2006 we recorded expenses upon the adoption of SFAS 123R, a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.

Other costs included in support costs and other research and development were generally comparable in 2006 and 2005 although we did experience modest decreases in salaries and benefits due to a slight reduction in the number of staff that we require to support our facilities and insurance expenses due to a reduction in our premium for directors and officers coverages.

In 2007, we do not expect support costs and other research and development, other than the employee incentive bonuses expense, to increase significantly compared to the 2006 expenses if we maintain our same level of operations. In 2007, our costs for the incentive bonus program will depend on our meeting board-established contingency criteria and meeting our corporate objectives.

General and Administrative

In 2006, general and administrative expenses increased to $7.0 million from $6.0 million in 2005. General and administrative expenses consist primarily of personnel costs for executive management, finance, legal, business development and human resources departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent and insurance. In 2006 our general and administrative expenses include a fee paid to a financial advisor related to the collaboration with Novartis. Other increases in 2006 compared to 2005 included higher charges for the employee incentive bonus program and charges for stock-based compensation due to the adoption of SFAS 123R. These cost increases were partially offset by a decrease in ongoing accounting compliance costs as we were not subject to reporting requirements for internal controls over financial reporting.

We do not expect our 2007 general and administrative expenses, excluding the allocation of shared costs, to increase significantly compared to the 2006 expenses.

Nonoperating Income.  Interest and other income was $0.7 million in 2006 compared to $0.5 million in 2005, an increase of $0.2 million primarily due to a higher average cash balance resulting in increased interest income in 2006.

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

In 2005 we recognized $0.6 million in revenue from our two collaborations for the development and commercialization of Prestara. These are with Watson Pharmaceuticals Inc. for North America and Tanabe Seiyaku Co., Ltd. for Japan. In 2005, our revenue related to Prestara decreased by $0.6 million compared to

2004 primarily due to a lengthening of the term we estimate it could take us to potentially obtain approval of Prestara in the United States. We further lengthened this term in 2006 as discussed above.

During 2005, we did not recognize revenue related to our linker-aided DNA amplification license with Affymetrix, Inc. or our hepatitis E vaccine agreement with GlaxoSmithKline because we did not receive any payments. In late 2004 we ceased providing data analysis services to other parties, and accordingly did not record or receive any revenue during 2005.

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

All operating expenses in 2005 and 2004 are related to Genelabs’ business of discovering and developing pharmaceutical products. The two key decreases in operating expenses for 2005 compared to 2004 were lower costs resulting from our completion of all clinical work on Prestara for lupus and lower costs incurred for our employees’ incentive bonuses, which were partially offset by increased costs on our hepatitis C virus drug discovery research. These are each explained in more detail below.

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

Drug Discovery

Costs for our drug discovery program increased to $5.9 million in 2005 from $4.7 million in 2004. Drug discovery costs were higher in 2005 than in 2004 due to our significant expansion of the program beginning in the latter half of 2004, which continued throughout 2005, with most of our hiring of new employees occurring during the fourth quarter of 2004 and the first quarter of 2005. As of December 31, 2005, our research headcount increased by 13% over the amount at the end of 2004. Costs increased as a result of increased personnel and a greater usage of chemicals and lab supplies used by the scientists. The percentage increase in costs in 2005 compared to 2004 was greater than the percentage increase in headcount during 2005 due to the timing of hiring in late 2004 combined with the hiring of more scientists with advanced degrees such as PhD’s. In addition, since we do not have full preclinical development capabilities in our own laboratories, in 2005 we required additional outside lab services as our compounds advanced within preclinical development. The increase in HCV drug discovery costs in 2005 also included the addition of a new program, using HCV NS5a as a drug target, and further work on the programs targeting the HCV polymerase, including identification of additional potent compounds and the advancement of another one of these to preclinical development status.

Drug Development (Prestaratm)

Costs for Prestara decreased to $2.6 million in 2005 compared to $5.7 million in 2004, a reduction of 55% as we completed a Phase III clinical trial in the third quarter of 2004, completed a follow-on open-label trial in the third quarter of 2005 and significantly decreased the staff working on the program in 2005.

Support Costs and Other Research and Development

Support costs and other research and development is primarily comprised of costs necessary to maintain a research and development facility, such as rent, insurance, depreciation, support staff, utilities, maintenance and the incentive bonus, which are allocated based on the headcount ratio between research and development and general and administrative. Support costs and other research and development included within research and development were $3.7 million in 2005 compared to $4.7 million in 2004. The decrease in expenses during 2005 as compared to 2004 was primarily due to a reduction of the incentive bonus costs due to the forfeiture of previous years’ accruals by some participants that had been in Genelabs’ Long-Term Incentive Program and cash-balance contingencies our board of directors established for the payment of any bonuses to employees. As of December 31, 2005, the contingency had not been met and accordingly no 2005 incentive bonus charge was recorded. Other costs included in support costs and other research and development were generally comparable in 2005 and 2004, although utilities increased modestly due to higher usage and higher energy costs, and salaries for support personnel decreased as Genelabs consolidated operations that were no longer required.

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

Nonoperating Income.  Interest and other income was $0.5 million in 2005 compared to $0.3 million in 2004, an increase of $0.2 million primarily due to higher average interest rates.

In 2004, we recorded $2.3 million in a gain on the sale of our discontinued operations and income from its operations. Because this transaction occurred during 2004, there was no comparable income during 2005.

Liquidity and Capital Resources

We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $18.6 million at December 31, 2006, which was an increase of $8.5 million from the cash and cash equivalents at December 31, 2005. During 2006 we received a $12.5 million up-front payment upon signing of a collaboration and license agreement with Novartis and $8.3 million in net proceeds from a placement of common stock. These cash inflows were offset in 2006 by cash used in completing these transactions and cash used in operations to fund our continued research on the discovery of new treatments for hepatitis C virus infection and development of Prestara.

Subsequent to December 31, 2006 our cash and cash equivalents balance was affected by a private placement of common stock which we completed on February 14, 2007 for estimated net proceeds of $9.2 million and the sale of our equity investment in Genovate Biotechnology Ltd on January 11, 2007 for estimated net proceeds of $2.1 million. On February 28, 2007 we had cash and cash equivalents of approximately $26.5 million on hand.

Genelabs presently estimates that our current cash resources will be adequate to provide liquidity for our existing operations into fiscal year 2009. This does not include the funding of a new trial for Prestara for which we will require outside sources of financing to complete.

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

Since Genelabs’ inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs through the end of 2009 and later years we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Other Contractual Arrangements.

Genelabs’ principal research, clinical development and office facilities are leased from third-parties under operating leases. Other than the facility operating leases, Genelabs does not have any financial off-balance sheet arrangements.

All companies in California that use radioactive materials must provide assurance to the Radiologic Health Branch of the California Department of Health Services (CDHS) that funds will be available when needed for any future decommissioning activities. During 2006 the Company established a $150,000 trust and designated the CDHS as beneficiary for this purpose. As of December 31, 2006, the $150,000 balance held in the trust is classified as long-term restricted cash. Prior to the trust, the Company held a $150,000 standby letter of credit in favor of the CDHS for this purpose. The letter of credit was secured by a certificate of deposit which was classified as current restricted cash as of December 31, 2005.

There are no contractual financial obligations that extend beyond the next five years. Our total contractual payment obligations for the next five years are as follows:

	Less Than	One to	Three to
	One Year	Three Years	Five Years	Total
	(In thousands)

Operating leases	$883	$1,942	$2,079	$4,904

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents. We consider the interest rate risk minimal as substantially all investments are in money market funds and we have not used derivative instruments. As of December 31, 2006, the overall average maturity of Genelabs’ short-term investment portfolio was less than 90 days, leaving only a minimal exposure to changes in interest rates.

Genelabs’ exposure to market risk for changes in foreign currency exchange rates as of December 31, 2006 related primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which was accounted for at cost, based on the lower of cost or market value method. This investment is the only item included in the balance sheet caption “Long-term investments.” Genelabs held approximately 8% of the equity in Genovate as of December 31, 2006. Subsequent to December 31, 2006 we sold this equity investment. In conjunction with the sale we received proceeds in new Taiwanese dollars which were converted to US dollars in an amount that exceeds the carrying amount as of December 31, 2006.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The Company’s Consolidated Financial Statements are set forth in the “Genelabs Technologies, Inc. Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

The following table is a summary of the results of operations for the years ended December 31, 2006 and 2005. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

2006 Quarter Ended:
Total revenue	$3,583	$3,602	$2,319	$1,705
Research and development expenses	2,742	3,231	4,058	3,589
General and administrative expenses	1,456	1,299	2,656	1,597
Net loss	(365)	(633)	(4,297)	(3,390)
Net loss per share	(0.02)	(0.03)	(0.24)	(0.19)

	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

2005 Quarter Ended:
Total revenue	$1,719	$1,698	$1,710	$1,722
Research and development expenses	2,780	2,944	3,219	3,262
General and administrative expenses	1,318	1,720	1,499	1,421
Net loss	(2,271)	(2,845)	(2,885)	(2,841)
Net loss per share	(0.13)	(0.16)	(0.16)	(0.16)

During the second quarter of 2006, the Company entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research (Novartis) for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. During the final three quarters of 2006 Genelabs recorded revenue of $2.4 million from an up-front license fee and $1.9 million from ongoing research payments received in conjunction with the collaboration.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on such evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer has concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information concerning the Company’s directors and Corporate Governance required by Item 10 is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors” and “Corporate Governance and Board of Directors Matters” of the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”). The information concerning the Company’s executive officers required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled “Executive Officers.” The information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections of the Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Transactions,” “Corporate Governance and Board of Directors Matters,” and “Proposal No. 1 — Election of Directors.”

Item 14.	Principal Accounting Fees and Services.

Information required by Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled “Proposal No. 3 — Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(a)(3) and (b) Index to Exhibits.  The following documents are filed herewith or incorporated by reference herein.

Exhibit
No.	Exhibit Title

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).
4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.01	Registrant’s 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**
10.02	Registrant’s 2001 Stock Option Plan, as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.02 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.03	Registrant’s Amended and Renewed 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).**
10.04	Registrant’s 2001 Employee Stock Purchase Plan as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.04 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.05	Form of Registrant’s Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to Registrant’s Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the “Form S-1”)).**
10.08	Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).*
10.09	License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K).*
10.10	Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).*
10.11	Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
10.12	Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K).*
10.13	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).**
10.14	Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).**
10.15	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to the Third Quarter 2002 Form 10-Q).*
10.16	License and Collaboration Agreement made as of January 28, 2004 by and between Registrant and Tanabe Seiyaku Co., Ltd. (incorporated herein by reference to Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

Exhibit
No.	Exhibit Title

10.17	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.18	Heads of Agreement, dated August 27, 1992, by and between Registrant and SmithKline Beecham p.l.c. (“Heads of Agreement”) (incorporated herein by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).*
10.19	Second Amendment to Heads of Agreement (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.20	Offer letter entered into between Registrant and Irene A. Chow, Ph.D., dated March 9, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**
10.21	Discretionary incentive arrangement between Registrant and Irene A. Chow, Ph.D., as of January 27, 2005 described in Registrant’s Current Report on Form 8-K filed February 2, 2005.**
10.22	License and Research Collaboration Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006 (incorporated herein by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
21.01	List of Subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genelabs Technologies, Inc.

By:	/s/ James A.D. Smith
James A.D. Smith
President and Chief Executive Officer

March 22, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James A. D. Smith and Heather Criss Keller, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ James A.D. Smith James A.D. Smith	President and Chief Executive Officer and Director	March 22, 2007

Acting Principal Finance and Accounting Officer:

/s/ James A.D. Smith James A.D. Smith	Acting Chief Financial Officer and Principal Accounting Officer	March 22, 2007

Additional Directors:

/s/ Irene A. Chow Irene A. Chow	Chairman	March 22, 2007

/s/ Arthur Gray, Jr. Arthur Gray, Jr.		March 22, 2007

/s/ H. H. Haight H. H. Haight		March 22, 2007

/s/ Alan Y. Kwan Alan Y. Kwan		March 22, 2007

GENELABS TECHNOLOGIES, INC.

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 Genelabs Technologies, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/  Ernst & Young LLP

Palo Alto, California
March 9, 2007

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,560	$10,061
Restricted cash	—	150
Accounts receivable	931	29
Prepaid expenses and other current assets	348	510

Total current assets	19,839	10,750
Property and equipment, net	1,011	951
Long-term investment	960	960
Long-term deposit	112	—
Restricted cash	150	—

	$22,072	$12,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$769	$608
Accrued compensation and related expenses	1,293	789
Accrued manufacturing costs	—	675
Unearned contract revenue	7,946	3,220

Total current liabilities	10,008	5,292
Accrued compensation	427	284
Other accrued liabilities	60	—
Unearned contract revenue	8,571	4,738

Total liabilities	19,066	10,314

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 4,990 shares authorized, none issued or outstanding at December 31, 2006 or 2005	—	—
Common stock, no par value, 125,000 shares authorized, 24,166 and 17,818 shares issued and outstanding at December 31, 2006 and 2005, respectively	240,401	231,057
Accumulated deficit	(237,395)	(228,710)

Total shareholders’ equity	3,006	2,347

	$22,072	$12,661

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Revenue:
Contract	$10,537	$6,220	$4,874
Royalty	672	629	682

Total revenue	11,209	6,849	5,556

Operating expenses:
Research and development	13,620	12,205	15,113
General and administrative	7,008	5,958	6,505

Total operating expenses	20,628	18,163	21,618

Operating loss	(9,419)	(11,314)	(16,062)
Interest and other income	734	485	284
Interest expense	—	(13)	(15)

Loss from continuing operations	(8,685)	(10,842)	(15,793)
Discontinued operations:
Income from diagnostics business	—	—	262
Gain on sale of diagnostics business	—	—	2,020

Net loss	$(8,685)	$(10,842)	$(13,511)

Loss per common share from continuing operations — basic and diluted	$(0.41)	$(0.61)	$(0.90)

Net loss per common share — basic and diluted	$(0.41)	$(0.61)	$(0.77)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	20,952	17,738	17,618

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Total
	Shares of		Accumulated	Shareholders’
	Common Stock	Common Stock	Deficit	Equity
	(In thousands)

Balance, December 31, 2003	17,387	227,172	(204,357)	22,815
Net loss and comprehensive loss	—	—	(13,511)	(13,511)
Shares issued upon exercise of warrants	34	254	—	254
Shares issued to Tanabe Seiyaku Co. Ltd., net of issuance costs of $12	164	2,588	—	2,588
Shares issued under the employee stock purchase plan	91	550	—	550
Shares issued under stock options	24	215	—	215
Stock-based compensation expense	—	36	—	36

Balance, December 31, 2004	17,700	230,815	(217,868)	12,947
Net loss and comprehensive loss	—	—	(10,842)	(10,842)
Shares issued under the employee stock purchase plan	117	234	—	234
Shares issued under stock options	1	3	—	3
Stock-based compensation expense	—	5	—	5

Balance, December 31, 2005	17,818	$231,057	$(228,710)	$2,347
Net loss and comprehensive loss	—	—	(8,685)	(8,685)
Shares issued under private placement	6,122	8,238	—	8,238
Shares issued under the employee stock purchase plan	226	269	—	269
Stock-based compensation expense	—	837	—	837

Balance, December 31, 2006	24,166	$240,401	$(237,395)	$3,006

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(8,685)	$(10,842)	$(13,511)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	414	406	408
Stock-based compensation expense	837	5	36
Gain on sale of discontinued diagnostics business	—	—	(2,020)
Income of discontinued diagnostics business	—	—	(262)
Changes in assets and liabilities:
Accounts Receivable	(902)	19	3
Other assets	50	266	8
Accounts payable, accrued liabilities, and accrued compensation	193	(2,602)	161
Unearned contract revenue	8,559	(3,520)	9,219

Net cash provided by/(used in) operating activities	466	(16,268)	(5,958)

Cash flows from investing activities:
Purchases of property and equipment	(474)	(266)	(579)
Net cash received from sale of discontinued diagnostics business	—	—	2,908
Restricted cash	—	—	(150)

Net cash (used in)/provided by investing activities	(474)	(266)	2,179

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Private placement arrangements and exercise of warrants	8,238	—	2,843
Employee stock plans and exercise of stock options	269	237	764

Net cash provided by financing activities	8,507	237	3,607

Net increase/(decrease) in cash and cash equivalents	8,499	(16,297)	(172)
Cash and cash equivalents, beginning of the period	10,061	26,358	26,530

Cash and cash equivalents, end of the period	$18,560	$10,061	$26,358

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

See Note 6 for additional discussion of revenue recognition associated with our ongoing collaborations.

Revenue associated with royalty payments based on third party sales is recognized as earned in accordance with contract terms, when third-party results are reliably measured and collectability is reasonably assured.

In 2006 there were two significant sources of revenue accounting for 51% and 39% of total revenue. In 2005 there was one significant source of revenue accounting for 82% of total revenue. In 2004 there were four significant sources of revenue accounting for 26%, 25%, 17% and 13% of total revenue.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for 2006, 2005 and 2004 would have included an additional 245,000, 8,000 and 387,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method. Net earnings per share, basic and diluted, from discontinued operations were $0.00, $0.00 and $0.13 for 2006, 2005 and 2004, respectively.

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

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Under SFAS 123, prior to adopting the provisions of SFAS 123R in 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) in accounting for its share based payment awards. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, prior to 2006, recognized no compensation expense for awards to employees in its Condensed Statement of Operations.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

See Note 5 for additional disclosures about the Company’s stock-based compensation and related expense.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held primarily in demand deposit, money market and custodial accounts with United States banks. Cash equivalents consist of financial investments with maturities of 90 days or less at acquisition that are readily convertible into cash and have insignificant interest rate risk. At December 31, 2006 and 2005, all investments are in a single money market mutual fund which is classified as available for sale. Fair value approximates cost.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash as of December 31, 2006 represents a balance held in trust. The restricted cash balance as of December 31, 2005 is a certificate of deposit that collaterizes a standby letter of credit in the same amount, and is renewable quarterly. See Note 3 for additional disclosures about the Restricted Cash balances.

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

Operating Lease Costs and Incentives

The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring in November 2011 and includes leasehold improvement incentives and predetermined rent increases. The Company recognizes rent expense associated with this lease on a straight line basis over the lease term net of the incentives. The Company is also required to pay certain maintenance expenses in addition to monthly rent which are expensed as incurred.

Long-Term Investment

The Company uses the cost method of accounting for its equity investment in a private company, Genovate Biotechnology Co., Ltd. (GBL), a Taiwan-based biopharmaceutical company in which Genelabs holds less than 10% of the outstanding shares as of December 31, 2006 and 2005.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and its long-term investment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2006, there has been no such impairment.

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

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required and is currently assessing the potential impact, if any, of the Interpretation on our results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

2.	Property and Equipment

The components of property and equipment are as follows:

	2006	2005

Laboratory equipment	$6,087	$5,788
Leasehold improvements	4,789	4,655
Office and other equipment	2,617	2,725

	13,493	13,168
Less accumulated depreciation and amortization	(12,482)	(12,217)

	$1,011	$951

3.	Commitments and Contingencies

The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring in November 2011. At December 31, 2006, future minimum lease payments under all operating leases with original terms greater than one year are as follows:

Minimum
Lease
Calendar Year Ending	Payments

2007	$883
2008	942
2009	1,000
2010	1,059
2011	1,020

Total	$4,904

Total lease expense, net of sublease income, was $1,360,000, $1,443,000 and $1,470,000 for 2006, 2005 and 2004, respectively.

To maintain its radioactive materials license, the Company must provide assurance to the Radiologic Health Branch of the California Department of Health Services (CDHS) that funds will be available when needed for any

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future decommissioning activities. During 2006 the Company established a $150,000 trust and designated the CDHS as beneficiary for this purpose. As of December 31, 2006, the $150,000 balance held in the trust is classified as long-term restricted cash. Prior to the trust, the Company held a $150,000 standby letter of credit in favor of the CDHS for this purpose. The letter of credit was secured by a certificate of deposit which was classified as current restricted cash as of December 31, 2005.

The Company, as permitted under California law and in accordance with its Bylaws, has entered into agreements with its officers and directors to pay certain expenses, as incurred, and to indemnify them, subject to certain limits, if the officer or director becomes involved in a lawsuit or other proceeding arising from his or her service to the Company. There is no specified termination date for the agreements and the maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that may enable the Company to recover a portion of any future amounts paid pursuant to the Company’s indemnity obligations. The Company believes the fair value of its obligations under its indemnification commitments is minimal and at present no claims are being asserted against the Company for indemnification under these agreements. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2006.

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

4.	Shareholders’ Equity

Common Stock

In June 2006, Genelabs completed the sale of 6,100,000 shares of its common stock and warrants to purchase 2,500,000 shares of its common stock for gross proceeds of $9.0 million. The warrants have an exercise price of $1.42 per share and a term of five years. Net proceeds from the placement were approximately $8.3 million.

In January 2004, Genelabs completed the sale of approximately 164,000 shares of its common stock to Tanabe Seiyaku Co. Ltd. at a price of $15.88 per share for gross and net proceeds of $2.6 million.

The following table lists outstanding warrants to purchase common stock as of December 31, 2006:

	Number of	Exercise
Expiration Date	Shares	Price

May 2008	380	$7.35
October 2008	92	7.10
August 2010	333	7.50
June 2011	2,747	1.42

Total and weighted average exercise price	3,552	$2.77

On December 31, 2006, the Company had a total of 6,323,000 shares reserved for future stock issuances, which is comprised of the above warrants and shares authorized under employee stock purchase and option plans. At December 31, 2006, there were 94,511,000 authorized shares remaining available for future issuance.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan.  Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan. Eligible employees are entitled to purchase stock at 85% of the market value at the beginning or ending of six-month purchase periods, whichever is lower, and stock may be purchased at the same price for up to four periods. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. At December 31, 2006, 181,000 shares were available for future purchases.

Stock Option Plan.  The Company’s stock option plan provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. At December 31, 2006, 466,000 shares were available for future grants.

Share-Based Compensation Information under SFAS 123 (prior to January 1, 2006)

Prior to January 1, 2006, Genelabs accounted for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principles require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee awards using the fair-value method with the expense recognized on an accelerated basis:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004

Net loss as reported	$(10,842)	$(13,511)
Stock-based employee compensation cost:
Included in net loss as reported	—	—
Amount that would have been included in net loss if we had accounted for all stock- based employee compensation at its theoretical fair value	(1,095)	(1,878)
Pro forma net loss	$(11,937)	$(15,389)

Net loss per common share as reported, basic and diluted	$(0.61)	$(0.77)

Pro forma net loss per common share, basic and diluted	$(0.67)	$(0.87)

To determine the pro-forma expense, the Company first estimated the fair value of stock options at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate. The Company used the following weighted average assumptions for 2005 and 2004, respectively: dividend yields of zero; risk-free interest rates of 4.0% and 3.5%; volatility factors of 1.0; and a one year expected life of the options after vesting, which generally occurs over a four-year period. Based on these assumptions, the weighted-average fair value of options granted during 2005 and 2004

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.85 and $5.89 per share, respectively. For purposes of the pro forma disclosures above, the estimated fair value of the options is expensed ratably over the options’ vesting period.

Stock options are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During 2005 all options were granted with an exercise price equal to the market value of the Company’s stock on the date of grant. During 2004, certain options were granted with an exercise price that differed from the fair market value of the Company’s common stock on the date of grant.

The following table shows the weighted average exercise prices and fair values of stock options granted in 2004:

			Weighted
		Weighted	Average
	Number of	Average	Fair Value of
Stock Options Granted With an Exercise Price	Shares	Exercise Price	Options

Below market value of common stock	—	—	—
At market value of common stock	232	$10.91	$6.64
Above market value of common stock	71	12.50	3.41

Stock option grants in 2004	303	$11.28	$5.89

Share-Based Compensation Information under SFAS 123R (beginning January 1, 2006)

Under the provisions of SFAS 123R, which the Company adopted as of January 1, 2006, the Company has elected to continue using the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards. Because the Company’s historical data demonstrated different patterns of exercise behavior for officers as compared to non-officer employees, upon adoption of SFAS 123R the Company has elected to value its options separately for officers and non-officers.

The weighted-average estimated fair value of shares granted during 2006 under the Stock Option Plan was $1.41 and $1.38 for officers and non-officers, respectively, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

		Employees
		Who are
	Officers	Not Officers

Risk-free interest rate	4.5%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	6.75	5.75

During 2006 all stock options were granted with an exercise price equal to the market value of the Company’s stock on the date of grant.

The weighted average estimated fair value of each share assumed to be purchased under our stock purchase plan for the purposes of calculating stock-based compensation expense was $0.87 for all participating employees based upon the following weighted average assumptions (annualized percentages) for the year ended December 31, 2006:

Risk-free interest rate	4.8%
Dividend yield	0.0%
Expected volatility	100.0%
Expected term (years)	1.5

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected dividend yield, volatility and term used in valuing the Company’s share-based payment awards as summarized above were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company’s stock over a period similar to the expected terms of the awards, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.

As share-based compensation expense for stock options recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

All assumptions used in determining the weighted-average estimated fair value of share-based payment awards and the related share-based compensation expense for the periods presented are subject to substantial change in the future.

Total share-based compensation expense related to all of the Company’s share based awards was included in the statement of operations as follows:

Research and development	$650
General and administrative	187

Total share-based compensation expense	$837

Effect on net loss per common share, basic and diluted	$(0.04)

Share-based compensation expense for the year ended December 31, 2006 includes $366,000 related to share-based awards granted during the year ended December 31, 2006. As of December 31, 2006, total compensation cost related to non-vested stock awards not yet recognized was $1.4 million, which will be expensed over a weighted average period of 1.1 years.

The SFAS 123 fair value of the approximately 313,000 stock options that vested during the twelve months ended December 31, 2006 was $1.3 million at a weighted average value of approximately $4.15 per share.

On June 30, 2006, a purchase date under our Employee Stock Purchase Plan, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, 40 participants were withdrawn from the then effective offering period and reenrolled into a new twenty-four-month offering period beginning July 1, 2006. In accordance with SFAS 123R, this is considered a modification and incremental compensation cost of approximately $98,000 associated with this modification is being recognized during the new offering period.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Stock option transactions from 2004 through 2006 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2003	1,236	$14.36
Granted	303	11.28
Exercised	(24)	9.00
Canceled	(126)	14.25

Outstanding at December 31, 2004	1,389	13.79
Granted	684	3.33
Exercised	(1)	4.55
Canceled	(326)	13.64

Outstanding at December 31, 2005	1,746	9.73
Granted	776	1.72
Exercised	—	—
Canceled	(399)	10.09

Outstanding at December 31, 2006	2,123	$6.73

Additional information regarding stock options outstanding at December 31, 2006 is summarized as follows:

		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Options	Remaining	Exercise	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Term	Price

$ 0.77 - $ 2.00	682	9.3 years	$1.71	12		$1.68
$ 2.01 - $ 2.50	313	8.9 years	$2.34	162		$2.34
$ 2.51 - $ 5.00	325	7.5 years	$4.31	266		$4.34
$ 5.01 - $10.00	268	5.7 years	$8.09	261		$8.09
$10.01 - $20.00	423	4.0 years	$12.45	400		$12.45
$20.01 - $35.40	112	3.2 years	$31.81	112		$31.81

$ 0.77 - $35.40	2,123	7.1 years	$6.73	1,213	5.7 years	$10.05

The aggregate intrinsic and fair value of options outstanding and exercisable as of December 31, 2006 was $3.5 million and $1.7 million, respectively. There were options for 1,139,000 and 1,025,000 shares exercisable at December 31, 2005 and 2004, respectively.

6.	Collaborative Agreements

The Company has the following collaborative agreements in place:

Novartis Institutes for BioMedical Research.  On June 2, 2006, the Company entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research (Novartis) for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. The Company has received a nonrefundable up-front payment of $12.5 million and is entitled to additional minimum quarterly research funding of approximately $6.6 million over the initial two year research term for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collaboration. Upon receipt, the Company recorded the up-front payment from Novartis as unearned contract revenue, classified as a liability in the consolidated balance sheet, and is recognizing this unearned contract revenue into contract revenue in the statement of operations on a straight- line basis over the three-year term of Genelabs’ potential obligations. The three-year term consists of the initial two-year term of the research collaboration plus a one-year term that Novartis has as an option to extend the collaboration. In 2006, Genelabs recognized into revenue $2.4 million from the up-front license fee and $1.9 million from ongoing research payments. At December 31, 2006, unearned contract revenue received from Novartis was $10.1 million comprised solely of the unamortized portion of the initial up-front payment.

Gilead Sciences, Inc.  In September 2004, the Company signed an agreement with Gilead Sciences, Inc. (Gilead) to collaborate in the research, development and commercialization of certain compounds that selectively inhibit replication of the hepatitis C virus. The agreement has an initial three-year research term, and Gilead has an option to extend the research term for one additional year. The Company received an $8 million non-refundable up-front payment upon signing the agreement, which is being recognized into revenue on a straight-line basis over the four-year term of Genelabs’ potential obligations to Gilead. In addition, Genelabs receives payments from Gilead for Genelabs’ scientists continuing work on this program. Contract revenue recognized under this agreement is comprised of the amortization of the up-front payment and the payments for Genelabs’ on-going research. In each of 2006 and 2005 the Company recognized into revenue $2 million from the up-front license fee. In 2006 and 2005, the Company recognized into revenue $3.7 million and $3.6 million from on-going research payments, respectively. At December 31, 2006, unearned contract revenue received from Gilead included $3.5 million from the up-front payment and an additional $1.0 million received from Gilead to support the Company’s research in the first quarter of 2007.

Watson Pharmaceuticals, Inc.  In November 2000, Genelabs entered into an agreement with Watson Pharmaceuticals, Inc. (Watson), granting Watson an exclusive license to Prestaratm in North America. The Company received a $10 million non-refundable payment upon signing the agreement, which is being recognized into revenue over the term that Genelabs believes it has significant obligations to Watson, currently estimated to be through December 31, 2012. In 2004, after Genelabs’ clinical trial did not meet its primary endpoint, the Company lengthened the amortization period for the unearned contract revenue from Watson to December 31, 2008 because the Company concluded that it was probable another clinical trial would be required, resulting in a longer period of time before the Company can potentially receive approval of Prestara. In the fourth quarter of 2006 we lengthened the amortization period from December 31, 2008 to December 31, 2012 based upon our discussions with the FDA about the specifications for another clinical trial which will be required to obtain NDA approval for Prestara in the United States and our expectations regarding the length of time it will take to secure a partner to fund the trial. The lengthening of the amortization period in each year decreased the amount of revenue the Company recognized into the statement of operations. Because the U.S. Food and Drug Administration has indicated that it will require an additional prospective clinical trial before approving the Company’s New Drug Application for Prestara and the design of this prospective clinical has not been finalized, and may never be finalized, the Company may need to modify the amortization period as additional information becomes available.

Tanabe Seiyaku Co., Ltd.  In January 2004, Genelabs signed an agreement with Tanabe Seiyaku Co., Ltd. (Tanabe), granting Tanabe an exclusive license to Prestaratm in Japan. The Company received a $2 million non-refundable payment upon signing the agreement which is being recognized into revenue as Genelabs fulfills its obligations to Tanabe. The Company considers the agreement with Tanabe a multiple element arrangement because Genelabs has obligations to supply specified quantities of development materials and obligations to share data relevant to the development of Prestara. These elements are accounted for separately. The obligation to supply Tanabe with development material is estimated to be approximately $0.6 million, based on the cost of the material to be supplied, and will be recognized as revenue as the material is provided to Tanabe at their request. The amount related to the exclusive license of $1.4 million is being recognized into contract revenue on a straight-line basis over the estimated development term for Prestara in Japan. This estimate is based upon our expectations that Tanabe hopes to reference Prestara NDA approval in the U.S. in its regulatory filing in Japan. We currently estimate that

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval in Japan will take place three years after potential approval in the United States. As a result, in the fourth quarter of 2006 we extended the amortization period for unearned Tanabe revenue from December 31, 2008 to December 31, 2015. If an additional clinical trial is not completed in the United States there is a possibility that a trial in Japan will be delayed or will not be completed. As a result, the Company may need to modify the amortization period as additional information becomes available.

Unearned contract revenue under the above collaborative agreements is as follows:

	At December 31,
	2006	2005

Novartis Institutes for BioMedical Research	$10,081	$—
Gilead Sciences, Inc.	4,490	5,500
Tanabe Seiyaku Co., Ltd.	1,223	1,454
Watson Pharmaceuticals, Inc.	723	1,004

Total unearned contract revenue	16,517	7,958
Amount classified as current	7,946	3,220

Amount classified as long-term	$8,571	$4,738

Contract revenue recognized under the above collaborative agreements is as follows:

	For the Year Ended December 31,
	2006	2005	2004

Novartis Institutes for BioMedical Research	$4,335	$—	$—
Gilead Sciences, Inc.	5,690	5,600	1,400
Tanabe Seiyaku Co., Ltd.	231	285	261
Watson Pharmaceuticals, Inc.	281	335	921

7.	Sale of Discontinued Operation

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

Statements of Operations

January 1 Through
April 20, 2004

Product sales	$1,965
Cost of sales	961

Gross profit	1,004
Operating expenses	742

Income from discontinued operations	$262

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$65,800	$70,500
Deferred revenue	6,600	3,200
Research credits	8,200	7,900
Capitalized research expenditures	3,900	3,900
Capital loss carryforwards	1,200	1,200
Other individually immaterial items, net	600	800

Total deferred tax assets	86,300	87,500
Valuation allowance for deferred tax assets	(86,300)	(87,500)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For 2006, the valuation allowance decreased by $1.2 million. For 2005 and 2004, the valuation allowance increased by $8.0 million and $9.1 million, respectively. Deferred tax assets at December 31, 2006 include approximately $3.1 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholder’s equity. The 2005 deferred tax assets have been revised to reflect the gross amounts of tax credit carryforwards with the corresponding increase in the valuation allowance.

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $185 million which expire in the years 2007 through 2026 and federal research and development tax credits of approximately $4.6 million which expire in the years 2007 through 2026. The Company’s federal capital loss carryforwards of $2.4 million expire in 2009. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $46 million which expire in the years 2012 through 2016 and state research and development tax credits of approximately $5.5 million which do not expire. Approximately $7.6 million of the federal and state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credits before utilization.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	401(k) Savings Plan

The Company maintains a 401(k) savings plan, which allows employees to contribute up to 50% of their pre-tax compensation into the plan. Employee contributions cannot exceed a statutory limit, which was $15,000 in 2006, or $20,000 for employees over 50 years old. Under the plan, each employee is fully vested in the contributions made to the plan. While the plan allows Genelabs to make discretionary and matching contributions, to date the Company has not made any contributions to the plan on behalf of employees.

10.	Subsequent Events

Subsequent to December 31, 2006, in January 2007 the Company disposed of its investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares which exceeds the carrying amount of the investment in the Company’s Consolidated Balance Sheet as of December 31, 2006.

Subsequent to December 31, 2006, in February 2007, Genelabs completed the sale of approximately 5,814,000 shares of its common stock and warrants to purchase approximately 1,744,000 shares of its common stock for gross proceeds of $10 million. Genelabs sold the shares and warrants for $1.72 per share (which includes the warrant purchase price of $0.125 per share underlying the warrants). The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.2 million.

Exhibit
No.	Exhibit Title

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).
4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.01	Registrant’s 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**
10.02	Registrant’s 2001 Stock Option Plan, as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.02 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.03	Registrant’s Amended and Renewed 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).**
10.04	Registrant’s 2001 Employee Stock Purchase Plan as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.04 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.05	Form of Registrant’s Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to Registrant’s Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the “Form S-1”)).**
10.08	Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).*
10.09	License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K).*
10.10	Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).*
10.11	Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
10.12	Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K).*
10.13	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).**
10.14	Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).**
10.15	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to the Third Quarter 2002 Form 10-Q).*
10.16	License and Collaboration Agreement made as of January 28, 2004 by and between Registrant and Tanabe Seiyaku Co., Ltd. (incorporated herein by reference to Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.17	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.18	Heads of Agreement, dated August 27, 1992, by and between Registrant and SmithKline Beecham p.l.c. (“Heads of Agreement”) (incorporated herein by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).*

Exhibit
No.	Exhibit Title

10.19	Second Amendment to Heads of Agreement (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.20	Offer letter entered into between Registrant and Irene A. Chow, Ph.D., dated March 9, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**
10.21	Discretionary incentive arrangement between Registrant and Irene A. Chow, Ph.D., as of January 27, 2005 described in Registrant’s Current Report on Form 8-K filed February 2, 2005.**
10.22	License and Research Collaboration Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006 (incorporated herein by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
21.01	List of Subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Indicates management contract or compensatory plan, contract or arrangement.