Form 10-Q
period 2007-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2007-05-14
CIK 874443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 29,982,140 shares of the Registrant’s Common Stock issued and outstanding on April 30, 2007.

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
•	our ability to secure sufficient funds as a going concern;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2009;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify components for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs;

•	plans, programs, progress, and potential success regarding our collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds targeting hepatitis C virus, Novartis for non-nucleoside compounds against hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara™, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Tanabe Seiyaku Co., Ltd.;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs, and our efforts in hiring additional personnel;

•	further actions or developments relating to Prestara™ (prasterone), our investigational drug for lupus, and its New Drug Application; and

•	the securing and defense of intellectual property rights important to our business.
     All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A of Part II. Among these are the risks that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to license our technologies to others may fail and that clinical trials of Prestara™ or similar formulations of prasterone are abandoned, delayed, or have results that are negative, inconclusive or not usable to support regulatory approval, that the U.S. Food and Drug Administration, or FDA, and foreign authorities may delay or deny approval of Prestara™. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,485	$18,560
Accounts receivable	891	931
Prepaid expenses and other current assets	253	348

Total current assets	27,629	19,839
Property and equipment, net	1,481	1,011
Long-term investment	—	960
Long-term deposit	112	112
Restricted cash	150	150

Total assets	$29,372	$22,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,095	$769
Accrued compensation and related expenses	1,229	1,293
Unearned contract revenue	7,966	7,946

Total current liabilities	10,290	10,008
Accrued compensation	225	427
Other accrued liabilities	60	60
Unearned contract revenue	6,982	8,571

Total liabilities	17,557	19,066

Commitments and contingencies
Shareholders’ equity:
Common stock	249,725	240,401
Accumulated deficit	(237,910)	(237,395)

Total shareholders’ equity	11,815	3,006

Total liabilities and shareholder’s equity	$29,372	$22,072

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Revenue:
Contract	$3,404	$1,555
Royalty	181	150

Total revenue	3,585	1,705

Operating expenses:
Research and development	3,896	3,589
General and administrative	1,678	1,597

Total operating expenses	5,574	5,186

Operating loss	(1,989)	(3,481)
Gain on sale of long-term investment	1,189	—
Interest income, net	285	91

Net loss	$(515)	$(3,390)

Net loss per common share – basic and diluted	$(0.02)	$(0.19)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	27,138	17,818

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(515)	$(3,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	115	104
Share-based compensation expense	200	260
Gain on sale of long-term investment	(1,189)	—
Changes in assets and liabilities:
Accounts receivable	40	(16)
Other current assets	95	141
Accounts payable, accrued liabilities and accrued compensation	60	51
Unearned contract revenue	(1,569)	245

Net cash used in operating activities	(2,763)	(2,605)

Cash flows from investing activities:
Purchases of property and equipment	(585)	(41)
Proceeds from sale of long-term investment, net	2,149	—

Net cash provided by (used in) investing activities	1,564	(41)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	9,124	—

Net cash provided by financing activities	9,124	—

Net increase (decrease) in cash and cash equivalents	7,925	(2,646)
Cash and cash equivalents, beginning of the period	18,560	10,061

Cash and cash equivalents, end of the period	$26,485	$7,415

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
March 31, 2007
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
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The comparative balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
     New Accounting Standard Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but does not expect it to have a significant impact on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 but does not expect it to have a significant impact on its consolidated financial position and results of operations.
2. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently administers two stock-based compensation plans for employees:
     Stock Option Plan. The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to employees, officers, directors and independent contractors. The number of stock options granted is determined by the Board of Directors or a committee designated by the Board of Directors, except for grants to directors, who receive options based on a formula. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. As of March 31, 2007, the number of shares of common stock available for future grants under the 2001 Plan is approximately 467,000. On March 30, 2007, because of the small number of shares available for future grants, our Board of Directors adopted, subject to approval of the shareholders, the 2007 Omnibus Stock Incentive Plan (the “2007 Plan”), which provides for the reservation of 3,400,000 shares of common stock plus all available shares of common stock for grant under the 2001 Plan as of the date of the Company’s annual shareholder meeting to be held on June 15, 2007 and any and all shares of common stock that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. The Company is not seeking amendment of the 2001 Plan because the terms of the 2007 Plan have been updated to reflect recent changes in regulations affecting the Company. The 2007 Plan is intended to be a successor to the 2001 Plan. If the shareholders approve the 2007 Plan, no additional grants will be made under the 2001 Plan. At the Company’s annual shareholder meeting, to be held on June 15, 2007, shareholders will vote on the approval of the 2007 Plan.
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Eligible employees are entitled to purchase stock at 85% of the market value at the beginning of the then effective offering period or the ending of the then effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of March 31, 2007, approximately 182,000 shares were available for future purchases. Subsequent to March 31, 2007, on April 9, 2007, because of the small number of shares available for future purchases, the Board of Directors amended the ESPP, subject to approval of the shareholders, to increase the number of shares available for purchase by 1,000,000 shares. At our Annual Shareholder Meeting, to be held on June 15, 2007, shareholders will vote on the approval of the increase in shares.
     Stock-Based Compensation Expense
     SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that stock-based compensation awards be accounted for using a fair-value based method and, accordingly, the Company recognizes share-based compensation expense based on the estimates of the value of awards as measured at the grant date. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the related employees’ requisite service periods in the Company’s Condensed Statement of Operations.

     The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, prior periods are not restated to reflect the impact of SFAS123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which the Company applied prior to January 1, 2006.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards.
     Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers as compared to non-officer employees, upon adoption of SFAS 123R the Company has elected to value its options separately for officers and non-officers. The fair value of shares granted under our stock option plan for the quarters ended March 31, 2007 and 2006 was estimated using the following weighted-average assumptions (annualized percentages):

	For the three months ended
	March 31,
	2007	2006
	Employees		Employees
	who are not		who are not
	Officers	Officers	Officers
Risk-free interest rate	4.5%	4.5%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100.0%
Expected term (years)	5.75	6.75	5.75
     There were no options grants to officers during the quarter ended March 31, 2007.
     The fair value of shares assumed to be purchased under our stock purchase plan for purposes of determining the related stock-based compensation expense for the quarters ended March 31, 2007 and 2006 was estimated using the following weighted-average assumptions (annualized percentages):

	For the three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.9%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	1.6	0.5
     The expected dividend yield, volatility and term used in valuing the Company’s share-based payment awards were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company’s stock over a period similar to the expected terms of the awards, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.
     As share-based compensation expense for stock options recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     All assumptions used in determining the weighted-average estimated fair value of share-based payment awards and the related share-based compensation expense for the periods presented are subject to substantial change in the future.
     Total share-based compensation expense related to the Company’s share based awards was included in the statement of operations as follows:

	For the three months ended
	March 31,
	2007	2006
Research and development	$144	$202
General and administrative	56	58

Total share-based compensation expense	$200	$260

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.01)

     On December 29, 2006, a purchase date under our ESPP, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, 38 participants were withdrawn from the then effective offering period and reenrolled into a new twenty-four-month offering period beginning January 1, 2007. In accordance with SFAS 123R, this is considered a modification and incremental compensation cost of approximately $71,000 associated with this modification is being recognized during the new offering period.
3. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on the Company’s financial position or results for the quarter ended March 31, 2007.
     At December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $185 million which expire in the years 2007 through 2026 and federal research and development tax credits of approximately $4.6 million which expire in the years 2007 through 2026. The Company also had federal capital loss carryforwards of $2.4 million which will expire in 2009. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $46 million which expire in the years 2012 through 2016 and state research and development (R&D) tax credits of approximately $5.5 million which do not expire. The realization of these tax benefits is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, any deferred tax assets arising from these benefits have been fully offset by a valuation allowance as of December 31, 2006 and March 31, 2007. Additionally, the utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
4. Comprehensive Loss
     During the three month periods ending March 31, 2007 and 2006, the Company’s comprehensive loss was the same as its net loss.
5. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended March 31, 2007 and 2006 would have included an additional 396,000 and 6,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
6. Private Placement Financing
     On February 14, 2007, Genelabs completed the sale of approximately 5,814,000 shares of its common stock and warrants to purchase approximately 1,744,000 shares of its common stock for gross proceeds of $10 million. Genelabs sold the shares and warrants for $1.72 per share (which includes the warrant purchase price of $0.125 per share underlying the warrants). The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.1 million.
7. Disposition of Long-Term Investment
     On January 11, 2007, Genelabs disposed of its remaining investment in Genovate Biotechnology Co., Ltd. Genelabs received approximately $2.2 million in exchange for the shares and recorded a $1.2 million gain. Net proceeds from the sale were approximately $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than March 31, 2007 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after March 31, 2007 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
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
     On February 14, 2007, Genelabs completed the sale of approximately 5,814,000 shares of its common stock and warrants to purchase approximately 1,744,000 shares of its common stock for gross proceeds of $10 million. The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.1 million.
Results of Operations – First Quarter 2007 compared to First Quarter 2006
     Summary
     Genelabs’ net loss was $0.5 million in the first quarter of 2007 compared to a net loss of $3.4 million for the first quarter of 2006. The lower net loss in the 2007 period compared to the 2006 period is primarily due to:
•	higher revenue as a result of the collaboration with the Novartis Institutes for BioMedical Research (Novartis);

•	lower expenses for the development of Prestara™, our investigational new drug for lupus;

•	a gain on the disposition of our investment in Genovate Biotechnology Co., Ltd.; and

•	higher interest income
Partially offsetting the above decreases in our net loss were:
•	increased drug discovery expenses for all of our HCV drug discovery programs; and

•	increased expenses for our employee incentive-based-compensation program.
     Revenue
     Contract revenue was $3.4 million in the first quarter of 2007 compared to $1.6 million in the first quarter of 2006. The $1.8 million increase in contract revenue in the first quarter of 2007 was primarily the result of $1.9 million in revenue recognized under our collaboration with Novartis, for which there is no comparable revenue in the 2006 period. In the first quarters of 2007 and 2006, we also recognized $1.5 million and $1.4 million in revenue, respectively, under our collaboration with Gilead Sciences, Inc., or Gilead. The collaborations with both Novartis and Gilead included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our expected obligations under the respective agreements. The collaborations also include additional quarterly payments to Genelabs for research activities during the term of our research obligations to our collaborators, which we recognize into revenue as earned.
     Royalty revenue was $0.2 million in the both the first quarters of 2007 and 2006.
     Research and Development Expenses
     Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to drug discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical and clinical trials, product manufacturing costs, contract and outside service fees, and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward discovery of new drugs targeting HCV, although we are also continuing work on the design of a new phase III clinical study of Prestara™ as an investigational new drug for lupus. The following table shows our research and development expenses by major category (dollars in thousands):

	For the three months ended
	March 31,
	2007	2006	Change

Drug discovery (HCV)	$2,424	$1,914	+27%
Drug development (Prestara™)	190	432	-56%
Support costs and other research and development	1,282	1,243	+3%

Total research and development	$3,896	$3,589	+9%

     Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.5 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of continued growth in our HCV drug discovery programs; including an increase in the number of scientists we have working on our programs. Drug development costs for Prestara™, our investigational drug for lupus, were $0.2 million lower in the first quarter of 2007 than in the first quarter of 2006 as a result of a significantly lower number of employees working on the program in 2007. Support costs and other research and development costs increased slightly in the first quarter of 2007 compared to the first quarter of 2006. These costs are primarily those associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. These and other research and development expenses increased modestly in the first quarter of 2007 compared to the first quarter of 2006 primarily due to expenses recorded for our employee incentive bonus compensation program in 2007 for which there was no comparable expense recorded in the 2006 period.
     Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $55 million through March 31, 2007. Of this amount, $26 million relates to our HCV drug discovery programs which began in early 2002. During 2007, substantially all of our drug discovery efforts were directed toward three separate HCV research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside program and we refer to the other as our non-nucleoside program. Our third HCV drug discovery program targets the HCV NS5a protein, a different viral protein that is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds.
     Genelabs also began developing Prestara™ for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara™ from Stanford University. In April 2007 we announced that we had reached agreement with the FDA on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara™. The SPA documents the FDA’s agreement that the design and planned analyses of the study adequately address objectives in support of a New Drug Application (NDA) submission. The FDA indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara™ and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We are evaluating possible methods of financing the new clinical trial and currently do not plan to initiate the trial unless we obtain satisfactory financing to do so. Unless we are successful in securing satisfactory financing, we expect that we will continue to have lower spending on Prestara™ as demonstrated by the costs incurred under the program during the first quarter of 2007 as compared to the first quarter of 2006. In the course of our development efforts for this investigational new drug we have incurred direct costs of approximately $50 million through March 31, 2007.
     Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities. Going forward in 2007 we expect to hire a limited number of additional staff for each of our primary HCV polymerase-targeted programs to address our current objectives for the programs. We believe that our costs will increase as we hire additional scientists. However, the outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise these expectations and estimates.
     General and Administrative Expenses
     General and administrative expenses were $1.7 million in the first quarter of 2007 compared to $1.6 million in the first quarter of 2006. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. The increase in General and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to expenses recorded for our employee incentive bonus compensation program in 2007 for which there was no comparable expense in the 2006 period.

     Other Income
     During the first quarter of 2007 we recorded a $1.2 million gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares. Net proceeds from the sale were approximately $2.1 million.
     Interest income, net, was $0.3 million in the first quarter of 2007 compared to $0.1 million in the first quarter of 2006. The increase in interest income, net, was primarily due to the higher average cash balance in the first quarter of 2007 compared to the first quarter of 2006.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $26.5 million at March 31, 2007.
     We presently estimate that our current cash resources are adequate to fund our operations into fiscal year 2009, however, we believe this estimate and our future liquidity and capital resources will be materially impacted by our success or failure or the success or failure of our collaborators in reaching milestones under corporate collaborations, the progress of our unpartnered drug discovery programs, our ability to enter into or modify existing corporate collaborations, clinical development and regulatory actions regarding our investigational drugs and financing activities.
     Since Genelabs’ inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for investigational drugs. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs through the end of 2009 and beyond we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Genelabs’ exposure to market risk for changes in foreign currency exchange rates relates primarily to the Company’s investment in a Taiwan-based biopharmaceutical company, Genovate Biotechnology Co., Ltd., which the Company disposed of in January 2007. Genelabs has not yet paid income taxes which may be due to the Ministry of Finance in Taiwan related to the disposition. To the extent that we are required to pay taxes on the transaction, they will need to be settled in Taiwan dollars and, as a result, changes in foreign currency exchange rates would potentially have an impact on the amount due.
Item 4T. Controls and Procedures
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
     We have incurred losses each year since our inception and have accumulated approximately $238 million in net losses through March 31, 2007, including a net loss of $0.5 million for the three months ended March 31, 2007 and a net loss of $8.7 million for the year ended December 31, 2006. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our operations into 2009. Thereafter, we will require additional capital to carry out our business plans.
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
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. Creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Many of these organizations are also pursuing the discovery and development of new drugs to treat infection with the hepatitis C virus, and some are at a more advanced stage of development. Any of these organizations may discover, develop or commercialize products that are more effective, safer or less costly than those that we are developing. Our competitors may also obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours.
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
     As part of our process of conducting drug discovery research and clinical trials we rely on third parties such as medical institutions, pre-clinical and clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. We also rely on contract manufacturers for supply of active ingredients and formulated material for use in preclinical and clinical development. We depend on Novartis, Gilead and GlaxoSmithKline to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Additionally, our collaboration partners may have alternative product candidates which they elect to favor over our product candidates. If they do not elect our product candidates for further development, our ability to advance in the pre-clinical and clinical development may be impaired or precluded.
The results of our last completed clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara™ will ever be approved for marketing or at least substantially delaying the timing for such potential approval and thus diminishing our business prospects.
     In order to satisfy conditions set by the FDA, we conducted a Phase III clinical trial of Prestara™ on women with lupus taking glucocorticoids using bone mineral density as the trial’s primary endpoint. Prestara™ is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone or DHEA, a naturally occurring hormone. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Prestara™ and the group taking placebo. Additionally, the trial was not specifically designed to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms.
     A clinical trial of prasterone (the active ingredient in Prestara™) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara™ in most Asian countries. In April 2005, we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the lumbar spine. Because both our and Genovate’s clinical trials did not meet their primary endpoints, the FDA will not approve Prestara™ without another Phase III clinical trial. In April 2007 we announced that we had received agreement from the FDA under a Special Protocol Assessment (SPA) for a new Phase III clinical trial of Prestara™. However, Genelabs does not presently have the funds to conduct this trial.
Our outside suppliers and manufacturers for Prestara™ are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.
     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara™, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara™ capsules and for packaging. The disqualification of a supplier or manufacturer through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of our drug candidates. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestara™ and prasterone, its active ingredient, in anticipation of possible marketing approval. This inventory has exceeded its initial retest date, although the active ingredient may still be used if it successfully passes re-testing. Watson has informed us that they wish to have the portion of prasterone inventory owned by them destroyed which we are currently in the process of doing.

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
     To remain listed on the Nasdaq Capital Market we must have a market value of at least $35 million or at least $2.5 million in shareholders’ equity. In 2006, our market value fluctuated between approximately $13 million and approximately $44 million. In the first quarter of 2007, our market value fluctuated between approximately $35 million and approximately $62 million. In our Quarterly Report on Form 10-Q, filed for the period ended March 31, 2006, our shareholders’ equity was a deficit of $0.8 million. Based on these factors, the Nasdaq Stock Market sent us a delisting notice, which we appealed to a listing qualifications panel. We subsequently received notification from Nasdaq that the Panel granted our request for continued listing on the Nasdaq Capital Market. The notification further stated that under Nasdaq Marketplace Rule 4806(d)(2), the Panel will continue to monitor our compliance with the continued listing standards of the Nasdaq Capital Market for a period of one year. During this one year period, which expires August 3, 2007, if the Company fails to comply with the continued listing standards an additional hearing regarding the listing would be promptly scheduled pursuant to Marketplace Rule 4806(a). Even though the listing qualifications panel granted our request for continued listing on the Nasdaq Capital Market there is no guarantee that we will continue to meet the standards for listing in the future. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

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
     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2006 and December 31, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. Between January 1, 2007 and March 31, 2007, the price of our common stock fluctuated between $2.11 and $1.26 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.
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
Because the average daily trading volume of our common stock is low, your ability to sell your shares in the secondary trading market may be limited.
     Because the average daily trading volume of our common stock is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit your ability to sell your shares in the secondary trading market.
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
     As of April 30, 2007, we had issued and outstanding 29,982,140 shares of common stock and outstanding options and warrants to purchase 7,640,331 additional shares of common stock. The existence of the outstanding options and warrants may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
Changes in securities laws and regulations may increase our costs.
     The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. Because we are currently a non-accelerated filer we presently only comply with the Section 404(a) of the Sarbanes-Oxley Act which requires annual management assessments of the effectiveness of our internal controls over financial reporting. We currently do not have to comply with the portion of Section 404 which requires a report by our independent registered public accounting firm addressing our assessments. Beginning with calendar year 2008, our auditors will again be required to issue a report addressing our assessments. Additionally, if our market capitalization increases significantly and we become an accelerated filer, our auditors may need to issue such a report for calendar year 2007. The implementation of these compliance matters will likely result in an increase in our general and administrative expenses. We also may determine that we do not have effective controls over financial reporting. There may be other accounting or regulatory changes enacted in the future which would have a disproportionate impact on us compared to other companies because of our small size and our lack of product revenue to provide a source of funds to pay for compliance with the changes, among other reasons.

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

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.01	Securities Purchase Agreement dated February 8, 2007.

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC.
(Registrant)

Principal Executive Officer and acting Principal Financial and Chief Accounting Officer:

Date: May 14, 2007	/s/ James A.D. Smith

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

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.01	Securities Purchase Agreement dated February 8, 2007.

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.