Form 10-Q
period 2007-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2007-08-13
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-19222
GENELABS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	94-3010150

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Penobscot Drive, Redwood City, California	94063

(Address of principal executive offices)	(Zip Code)
(650) 369-9500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 30,184,000 shares of the Registrant’s Common Stock issued and outstanding on July 31, 2007.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,854	$18,560
Accounts receivable	825	931
Prepaid expenses and other current assets	152	348

Total current assets	24,831	19,839
Property and equipment, net	1,684	1,011
Long-term investment	—	960
Long-term deposit	112	112
Restricted cash	150	150

Total assets	$26,777	$22,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$971	$769
Accrued compensation and related expenses	1,345	1,293
Unearned contract revenue	7,446	7,946

Total current liabilities	9,762	10,008
Accrued compensation	216	427
Other accrued liabilities	60	60
Unearned contract revenue	4,893	8,571

Total liabilities	14,931	19,066

Commitments and contingencies
Shareholders’ equity:
Common stock	250,164	240,401
Accumulated deficit	(238,318)	(237,395)

Total shareholders’ equity	11,846	3,006

Total liabilities and shareholders’ equity	$26,777	$22,072

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Contract	$4,404	$2,156	$7,808	$3,711
Royalty	301	163	482	313

Total Revenue	4,705	2,319	8,290	4,024

Operating expenses:
Research and development	3,785	4,058	7,681	7,647
General and administrative	1,640	2,656	3,318	4,253

Total operating expenses	5,425	6,714	10,999	11,900

Operating loss	(720)	(4,395)	(2,709)	(7,876)
Gain on sale of long-term investment	—	—	1,189	—
Interest income	312	98	597	189

Net loss	$(408)	$(4,297)	$(923)	$(7,687)

Net loss per common share – basic and diluted	$(0.01)	$(0.24)	$(0.03)	$(0.43)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	29,986	17,886	28,562	17,852

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(923)	$(7,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	204
Share-based compensation	394	537
Gain on sale of long-term investment	(1,189)	—
Changes in assets and liabilities:
Accounts receivable	106	(326)
Other current assets	196	108
Accounts payable, accrued liabilities and accrued compensation	43	397
Unearned contract revenue	(4,178)	11,755

Net cash provided by (used in) operating activities	(5,298)	4,988

Cash flows from investing activities:
Purchases of property and equipment	(926)	(41)
Proceeds from sale of long-term investment, net	2,149	—

Net cash provided by (used in) investing activities	1,223	(41)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Private placement arrangements and exercise of warrants	9,124	8,280
Employee stock plans and exercise of stock options	245	129

Net cash provided by financing activities	9,369	8,409

Net increase in cash and cash equivalents	5,294	13,356
Cash and cash equivalents, beginning of the period	18,560	10,061

Cash and cash equivalents, end of the period	$23,854	$23,417

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007
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
     Basis of Presentation
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. All intercompany accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The comparative balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
     Revenue Recognition
     Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees where the Company continues involvement, such as through a collaboration, is recognized ratably over the research and development period. The Company bases the amortization period for each agreement on its estimate of the potential period over which the Company has significant obligations under the contract. Advance payments received in excess of amounts earned are classified as deferred revenue. During the second quarter of 2007 the Company revised its estimate of the potential period over which it has significant obligations under the agreement with Gilead Sciences, Inc. (Gilead). The agreement with Gilead provides terms which allow Gilead to extend the term of the collaboration for one additional year to September 30,

2008. Accordingly, prior to the second quarter of 2007, the Company recognized the up-front payment received from Gilead into revenue on a straight-line basis over a period ending September 30, 2008. During the second quarter, Gilead advised the Company that it did not intend to exercise the option to extend the term because it is satisfied that the Company has identified a lead compound series that fulfills certain criteria. As a result, during the second quarter of 2007 the Company shortened the revenue recognition period for the Gilead up-front payment to September 30, 2007.
     New Accounting Standards Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition and framework for measuring fair value under GAAP and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but does not expect it to have a significant impact on its consolidated financial position and results of operations.
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
2. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently provides stock-based compensation under two plans:
     Stock Option Plan. The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted under the plan is determined by the Board of Directors or a committee designated by the Board of Directors. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provided for the reservation of all available shares for grant under the 2001 Plan as of the date of the annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. As of June 30, 2007, the number of shares of common stock available for future grants under the 2007 Plan is approximately 3,871,000.
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Eligible employees are entitled to purchase stock at 85% of the market value at the beginning of the then effective offering period or the ending of the then effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of June 30, 2007, approximately 980,000 shares were available for future purchases.

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
     Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers, including directors, as compared to non-officers, upon adoption of SFAS 123R the Company has elected to value its options separately for these two groups. The fair value of shares granted under our stock option plan for the three and six months ended June 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	For the three and six months ended
	June 30,
	2007	2006
	Non-		Non-
	Officers	Officers	Officers
Risk-free interest rate	4.5%	4.5%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100.0%
Expected term (years)	5.75	6.75	5.75
     There were no options grants to officers during the three and six months ended June 30, 2007.
     Subsequent to June 30, 2007, on July 27, 2007, the Company issued 666,000 and 847,000 stock options to officers and non-officers, respectively, under the 2007 Plan.
     The fair value of shares assumed to be purchased under our stock purchase plan for purposes of determining the related stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	For the three and six months
	ended June 30,
	2007	2006
Risk-free interest rate	4.9%	4.4%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	1.6	1.2

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
     Total share-based compensation expense related to the Company’s share based awards was included in the statement of operations as follows (amounts in thousands, except per share data):

	For the three months		For the six months ended
	ended June 30,		June 30,
	2007	2006	2007	2006
Research and development	$150	$217	$293	$419
General and administrative	44	60	101	118

Total share-based compensation expense	$194	$277	$394	$537

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

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
3. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on our financial results or financial position for the three or six months ended June 30, 2007.
     At December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $185 million which expire in the years 2007 through 2026 and federal research and development tax credits of approximately $4.6 million which expire in the years 2007 through 2026. The Company also had federal capital loss carryforwards of $2.4 million which will expire in 2009. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $46 million which expire in the years 2012 through 2016 and state research and development (R&D) tax credits of approximately $5.5 million which do not expire. The realization of these tax benefits is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, any deferred tax assets arising from these benefits have been fully offset by a valuation allowance as of December 31, 2006 and June 30, 2007. Additionally, the utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
4. Comprehensive Loss
     During the three and six month periods ending June 30, 2007 and 2006, the Company’s comprehensive loss was the same as its net loss.
5. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended June 30, 2007 and 2006 would have included an additional 1,307,000 and 1,000 shares, respectively, and for the six months ended June 30, 2007 and 2006 would have included an additional 776,000 and 2,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than June 30, 2007 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after June 30, 2007 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
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
Results of Operations – Second Quarter 2007 compared to Second Quarter 2006
     Summary
     Genelabs’ net loss was $0.4 million in the second quarter of 2007 compared to a net loss of $4.3 million for the second quarter of 2006. The lower net loss in the 2007 period compared to the 2006 period is primarily due to:
•	higher revenue from our collaboration with the Novartis Institutes for BioMedical Research (Novartis);

•	higher revenue from our collaboration with Gilead Sciences, Inc. (Gilead) after we shortened the revenue recognition period for the up-front payment we received under the program;

•	lower general and administrative expenses due to the effect of financial advisory and other fees related to the collaboration with Novartis in 2006; and

•	lower expenses for our employee incentive bonus compensation program.
Partially offsetting the above decreases in our net loss were increased expenses for our HCV drug discovery programs.
     Revenue
     Contract revenue was $4.4 million in the second quarter of 2007 compared to $2.2 million in the second quarter of 2006. The $2.2 million increase in contract revenue in the second quarter of 2007 was primarily the result of a $1.3 million increase in revenue recognized under our collaboration with Novartis which began in June 2006. In the second quarters of 2007 and 2006, we also recognized $2.5 million and $1.4 million in revenue, respectively, under our collaboration with Gilead. The collaborations with both Novartis and Gilead included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our estimated potential obligations under the respective agreements. The $1.1 million increase in contract revenue under our collaboration with Gilead resulted from a change in the period over which we estimate that we have significant obligations to Gilead. The Gilead agreement provides terms which allow Gilead to extend the term of the collaboration for one additional year to September 30, 2008. Accordingly, prior to the second quarter of 2007, we recognized the Gilead up-front payment into revenue on a straight-line basis over a period which would have ended on September 30, 2008. During the second quarter, Gilead advised us that it did not intend to exercise the option to extend the term because it is satisfied that we identified a nucleoside lead compound series that fulfills certain criteria. As a result, during the second quarter of 2007 we shortened the period over which we are recognizing the Gilead up-front payment to September 30, 2007. We are currently evaluating certain derivatives of our nucleoside lead compound series with Gilead. The objective of these efforts is to select the most suitable among these compounds for further development.
     The collaborations with Novartis and Gilead also include quarterly payments to Genelabs for research activities during the term or our research obligations to our collaborators, which we recognize into revenue as earned. Quarterly payments under the Gilead collaboration will not be made after September 30, 2007.
     Royalty revenue was $0.3 million and $0.2 million in the second quarters of 2007 and 2006, respectively.
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

	For the three months ended
	June 30,
	2007	2006	Change
Drug discovery (HCV)	$2,376	$1,908	+25%
Drug development (Prestara™)	217	358	-39%
Support costs and other research and development	1,192	1,792	-33%

Total research and development	$3,785	$4,058	-7%

     Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.5 million in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of continued growth in our HCV drug discovery programs; including an increase in the number of scientists we have working on our programs. Drug development costs for Prestara™, our investigational drug for lupus, were $0.1 million lower in the second quarter of 2007 than in the second quarter of 2006 as a result of a lower number of employees working on the program in 2007. Support costs and other research and development costs decreased by $0.6 million in the second quarter of 2007 compared to the second quarter of 2006. These costs are primarily those associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. These and other research and development expenses decreased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to employee incentive bonus compensation expenses recorded after we met board-specified criteria resulting in the removal of payment contingencies in the 2006 period.
     Since initiating our first drug discovery program in 1993, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Genelabs has incurred direct drug discovery costs of approximately $57 million through June 30, 2007. Of this amount, approximately $28 million relates to our HCV drug discovery programs which began in early 2002. During 2007, substantially all of our drug discovery efforts were directed toward three separate HCV research programs, which are concentrated on identifying a new drug to combat infection with HCV. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside program and we refer to the other as our non-nucleoside program. We are simultaneously pursuing several additional HCV programs utilizing chemical and mechanistic approaches that are distinct from the nucleoside and non-nucleoside polymerase programs. Among these, one is targeted at the NS5a protein, a different viral protein than NS5b, but which is also required for viral replication. Part of our drug discovery process includes continued testing of our preclinical drug candidates and identification of additional potential lead compounds.
     Genelabs also began developing Prestara™ for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara™ from Stanford University. In April 2007 we announced that we had reached agreement with the FDA on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara™. The SPA documents the FDA’s agreement that the design and planned analyses of the study adequately address objectives in support of a New Drug Application (NDA) submission. The FDA indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara™ and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We are evaluating possible methods of financing the new clinical trial and currently do not plan to initiate the trial unless we obtain satisfactory financing to do so. Unless we are successful in securing satisfactory financing, we expect that we will continue to have lower spending on Prestara™ as demonstrated by the costs incurred under the program during the second quarter of 2007 as compared to the second quarter of 2006. In the course of our development efforts for this investigational new drug we have incurred direct costs of approximately $51 million through June 30, 2007.
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

     General and Administrative Expenses
     General and administrative expenses were $1.6 million in the second quarter of 2007 compared to $2.7 million in the second quarter of 2006. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. The decrease in general and administrative expenses in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to expenses for financial advisory and other fees related to the collaboration with Novartis recorded in the 2006 period for which there was no comparable expense in the 2007 period.
     Other Income
     Interest income was $0.3 million in the second quarter of 2007 compared to $0.1 million in the second quarter of 2006. The increase in interest income, net, was primarily due to the higher average cash balance in the second quarter of 2007 compared to the second quarter of 2006.
Results of Operations – First Six Months of 2007 compared to First Six Months of 2006
     Summary
     Genelabs’ net loss was $0.9 million for the first six months of 2007, compared to a net loss of $7.7 million for the first six months of 2006. The higher net loss in the 2007 period compared to the 2006 period is primarily due to:
•	higher revenue from our collaboration with the Novartis Institutes for BioMedical Research (Novartis);

•	higher revenue from our collaboration with Gilead Sciences, Inc. (Gilead) after we shortened the revenue recognition period for the up-front payment we received under the program;

•	lower general and administrative expenses due to the effect of financial advisory and other fees related to the collaboration with Novartis in 2006

•	lower expenses for our employee incentive bonus compensation program; and

•	gain on the disposition of our investment in Genovate Biotechnology Co., Ltd.
Partially offsetting the above decreases in our net loss were increased expenses for our HCV drug discovery programs.
     Revenue
     Contract revenue was $7.8 million in the first half of 2007 compared to $3.7 million in the first half of 2006. The $4.1 million increase in contract revenue in the second quarter of 2007 was primarily the result of a $3.1 million increase in revenue recognized under our collaboration with Novartis which began in June 2006. In the first half of 2007 and 2006, we also recognized $4.0 million and $2.8 million in revenue, respectively, under our collaboration with Gilead. The collaborations with both Novartis and Gilead included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our estimated potential obligations under the respective agreements. The $1.2 million increase in contract revenue under our collaboration with Gilead resulted from a change in the period over which we estimate that we have significant obligations to Gilead.
     Royalty revenue was $0.5 million and $0.3 million in the first half of 2007 and 2006, respectively.

     Research and Development Expenses
     The following table shows our research and development expenses by major category (in thousands):

	For the six months ended June 30,
	2007	2006	Change
Drug discovery (HCV)	$4,800	$3,814	+26%
Drug development (Prestara™)	407	791	-49%
Support costs and other research and development	2,474	3,042	-19%

Total research and development	$7,681	$7,647	+1%

     Research and development expenses increased modestly in the first half of 2007 compared to the first half of 2006. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $1.0 million in the first half of 2007 compared to the first half of 2006 primarily as a result of an increase in the number of scientists working on our HCV programs. Drug development costs for Prestara™, our investigational drug for lupus, were $0.4 million lower in the first half of 2007 than in the second quarter of 2006 as a result of a lower number of employees working on the program in 2007. Support costs and other research and development costs decreased by $0.6 million in the first half of 2007 compared to the first half of 2006 primarily due to employee incentive bonus compensation expenses recorded after we met board-specified criteria resulting in the removal of payment contingencies in the 2006 period.
     General and Administrative Expenses
     General and administrative expenses were $3.3 million in the first half of 2007 compared to $4.3 million in the first half of 2006. The decrease in general and administrative expenses in the first half of 2007 compared to the same period in 2006 is primarily due to expenses for financial advisory and other fees related to the collaboration with Novartis recorded in the 2006 period for which there was no comparable expense in the 2007 period.
     Other Income
     During the first half of 2007 we recorded a $1.2 million gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares. Net proceeds from the sale were approximately $2.1 million.
     Interest income was $0.6 million in the first half of 2007 compared to $0.2 million in the first half of 2006. The increase in interest income, net, was primarily due to the higher average cash balance in the first half of 2007 compared to the first half of 2006.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $23.9 million at June 30, 2007.
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

PART II - OTHER INFORMATION
Item 1A. Risk Factors
     There are a number of risk factors that should be considered by Genelabs shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Quarterly Report on Form 10-Q.
Risks Related to Genelabs
We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds which may not be available.
          We have incurred losses each year since our inception and have accumulated approximately $238 million in net losses through June 30, 2007, including a net loss of $0.9 million for the six months ended June 30, 2007 and a net loss of $8.7 million for the year ended December 31, 2006. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our operations into 2009. Thereafter, we will require additional capital to carry out our business plans.
          Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.
Our collaborations may fail, which may result in costs and delays that may impair our ability to successfully develop and commercialize our products and product candidates.
          Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to enter into collaborations with pharmaceutical and larger biotechnology companies. We have received no revenue from the sale of drugs. To date, almost all of our revenue has come from collaboration agreements. We have entered into collaborations with Novartis, Gilead, GlaxoSmithKline, Watson, Tanabe and other companies and we may enter into future collaborations with these or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations which may result in a decrease in revenue, an increase in research costs or cause us to terminate the research program. Recently, Gilead advised us that it does not intend to exercise an option that it has under our license and research collaboration agreement to extend the term of our collaboration beyond its September 30, 2007 expiration as Gilead is satisfied that we have identified a nucleoside lead compound series that fulfills certain criteria. We are currently evaluating certain derivatives of this nucleoside lead compound series with Gilead. The objective of these efforts is to select the most suitable among these compounds for further development. There can be no assurance that any compound from this series will eventually be developed. Novartis may not continue to fund our research beyond its obligations in the research contract, and GlaxoSmithKline may choose not to continue developing the hepatitis E vaccine which it has been developing under a license from us.
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
          As part of our process of conducting drug discovery research and clinical trials we rely on third parties such as medical institutions, pre-clinical and clinical investigators, contract laboratories and contract research organizations to participate in the conduct of our clinical trials. We also rely on contract manufacturers for supply of active ingredients and formulated material for use in preclinical and clinical development. We depend on Novartis, Gilead and GlaxoSmithKline to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Additionally, our collaboration partners may have alternative product candidates which they elect to favor over our product candidates. If they do not elect our product candidates for further development, our ability to advance in the pre-clinical and clinical development may be impaired or precluded
The results of our most recent clinical trial of Prestara™, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing or at least substantially delaying the timing for such potential approval and thus diminishing our business prospects.
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
          A separate clinical trial of prasterone (the active ingredient in Prestara™) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara™ in most Asian countries. In April 2005, we announced that this clinical trial, did not meet its primary endpoint, bone mineral density at the lumbar spine. While a prior Phase III clinical trial conducted on lupus disease activity was determined by the FDA to be positive, adequate and well-controlled, the FDA has advised us that it will require two positive Phase III clinical trials in order to review and potentially approve the Prestara™ New Drug Application because both our most recent Phase III and Genovate’s clinical trails did not meet their primary endpoints, the FDA will not approve Prestara™ without another positive Phase III clinical trial. In April 2007 we announced that we had received agreement from the FDA under a Special Protocol Assessment (SPA) for a new Phase III clinical trial of Prestara™. This new clinical trial is of different design and has a different endpoint than our prior clinical trials. However, Genelabs does not presently have the funds to conduct this trial and may not be able to raise such funds at all or in a form or price that would be acceptable to us or our existing shareholders.
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
We may be unable to attract or retain key personnel, which could delay our drug discovery and development and compromise our ability to develop successfully or commercialize our drug candidates.
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
          In June 2006, we entered into a collaboration with Novartis which will require us to dedicate a specified level of scientific personnel to the work plan established with Novartis. Because we have obligations to dedicate a specified number of scientists to the collaborations, we may not have sufficient personnel to continue to advance our unpartnered NS5a drug discovery program. As the number of qualified personnel is limited, competition for such staff is intense. Further, our collaboration with Novartis specifies the funding rates for Genelabs’ scientific personnel working on the collaboration, which means we bear the risk of any personnel cost increases. We may not be able to continue to attract or retain such people on acceptable terms, given the competition for those with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions.
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
          To remain listed on the Nasdaq Capital Market we must have a market value of at least $35 million or at least $2.5 million in shareholders’ equity. In 2006, our market value fluctuated between approximately $13 million and approximately $44 million. In the first half of 2007, our market value fluctuated between approximately $35 million and approximately $80 million. In the past, we received a delisting notice from the Nasdaq Stock Market and although we successfully appealed that delisting and are currently in compliance with listing requirements, any future delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.
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
          Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and highly flammable materials, some of which are pressurized, such as hydrogen. We use radioactive compounds in small quantities under license from the State of California, including Carbon(14), Cesium(137), Chromium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, byproducts of our research, through licensed contractors. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate current or future laws or regulations.
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
          The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2006 and December 31, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. Between January 1, 2007 and June 30, 2007, the price of our common stock fluctuated between $1.43 and $2.67 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.
          In addition, numerous events occurring outside of our control may also impact the price of our common stock, including:
•	progress of our products through the regulatory process;

•	results of preclinical studies and clinical trials;

•	announcements of technological innovations or new products by us, our competitors or others;

•	publicity regarding actual or potential results with respect to compounds or drugs we or our collaborators are developing;

•	government regulatory actions affecting our products or our competitors’ products in the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	actual or anticipated fluctuations in our operating results;

•	changes in our financial estimates by securities analysts;

•	general market conditions for emerging growth, biotechnology and pharmaceutical companies;

•	broad market fluctuations; and

•	economic conditions in the United States or abroad.
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
          As of June 30, 2007, we had issued and outstanding 30,184,000 shares of common stock, and outstanding options and warrants to purchase 7,639,000 additional shares of common stock. At our 2007 annual meeting, our stockholders authorized an additional 4,400,000 shares of common stock for issuance under our equity incentive plans. As of July 31, 2007, 3,458,000 shares of common stock remain available for issuance under our equity incentive plans. The existence of the outstanding options and warrants may adversely affect the market price of our common stock due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our shareholders and may decrease the market price of our common stock.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Genelabs held its Annual Meeting of Shareholders on June 15, 2007.
     At the meeting, the shareholders elected the following nominees to serve as directors of the Company until the next annual meeting and until a successor is elected and qualified, or until their earlier resignation or removal:

Director Name	Shares Voted For	Shares Withheld
Leslie J. Browne, Ph.D.	23,478,985	1,000,498
Irene A. Chow, Ph.D.	23,466,722	1,012,753
H. H. Haight	23,477,429	1,002,046
Alan Y. Kwan	23,478,092	1,001,383
Matthew J. Pfeffer	23,477,471	1,002,004
James A. D. Smith	23,474,026	1,005,449
     The shareholders also approved the Company’s 2007 Omnibus Stock Incentive Plan (with 13,675,582 shares voting for, 1,976,104 against, 66,567 abstaining and 8,778,254 broker non-votes).
     The shareholders also approved the amendment to the Company’s 2001 Employee Stock Purchase Plan (with 13,758,527 shares voting for, 1,876,732 against, 82,994 abstaining and 8,778,254 broker non-votes).
     Additionally, the shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 (with 23,856,864 shares voting for, 568,030 against and 71,613 abstaining).

Item 6. Exhibits

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.03*	Registrant’s 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.04*	Registrant’s Annual Bonus Plan dated August 10, 2007.

31.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Principal Executive Officer and acting Principal Financial and Chief Accounting Officer:

Date: August 14, 2007	/s/ James A.D. Smith

James A.D. Smith
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.03*	Registrant’s 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.04*	Registrant’s Annual Bonus Plan dated August 10, 2007.

31.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.