Form 10-Q
period 2007-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2007-11-13
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     ☐ Yes       ☑ No
There were 43,066,000 shares of the Registrant’s Common Stock issued and outstanding on October 31, 2007.

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
•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C and other research programs, and our efforts in hiring additional personnel;

•	plans, programs, progress, and potential success regarding our collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds targeting hepatitis C virus, Novartis for non-nucleoside compounds against hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara™, Watson Pharmaceuticals, Inc., Genovate Biotechnology Co., Ltd., and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.);

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	further actions or developments relating to Prestara™ (prasterone), our investigational drug for lupus, and its New Drug Application;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans; and

•	the securing and defense of intellectual property rights important to our business.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,218	$18,560
Accounts receivable	860	931
Prepaid expenses and other current assets	720	348

Total current assets	21,798	19,839
Property and equipment, net	1,718	1,011
Long-term investment	—	960
Long-term deposit	112	112
Restricted cash	150	150

Total assets	$23,778	$22,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,178	$769
Accrued compensation and related expenses	1,529	1,293
Unearned contract revenue	4,956	7,946

Total current liabilities	7,663	10,008
Accrued compensation	216	427
Other accrued liabilities	60	60
Unearned contract revenue	3,804	8,571

Total liabilities	11,743	19,066

Commitments and contingencies Shareholders’ equity:
Common stock	250,441	240,401
Accumulated deficit	(238,406)	(237,395)

Total shareholders’ equity	12,035	3,006

Total liabilities and shareholders’ equity	$23,778	$22,072

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Contract	$4,404	$3,422	$12,212	$7,133
Royalty	236	180	718	493

Total Revenue	4,640	3,602	12,930	7,626

Operating expenses:
Research and development	3,335	3,231	11,016	10,878
General and administrative	1,672	1,299	4,990	5,552

Total operating expenses	5,007	4,530	16,006	16,430

Operating loss	(367)	(928)	(3,076)	(8,804)
Gain on sale of long-term investment	—	—	1,189	—
Interest income	279	295	876	484

Net loss	$(88)	$(633)	$(1,011)	$(8,320)

Net loss per common share — basic and diluted	$0.00	$(0.03)	$(0.03)	$(0.42)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	30,186	24,050	29,115	19,941

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,011)	$(8,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	306
Share-based compensation	663	774
Gain on sale of long-term investment	(1,189)	—
Changes in assets and liabilities:
Accounts receivable	71	(839)
Prepaid expenses and other current assets	(372)	34
Accounts payable, other accrued liabilities, accrued compensation and related expenses	434	557
Unearned contract revenue	(7,757)	10,148

Net cash provided by (used in) operating activities	(8,783)	2,660

Cash flows from investing activities:
Purchases of property and equipment	(1,085)	(331)
Proceeds from sale of long-term investment, net	2,149	—

Net cash provided by (used in) investing activities	1,064	(331)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Private placement arrangements	9,114	8,239
Employee stock plans and exercise of stock options	263	129

Net cash provided by financing activities	9,377	8,368

Net increase in cash and cash equivalents	1,658	10,697
Cash and cash equivalents, beginning of the period	18,560	10,061

Cash and cash equivalents, end of the period	$20,218	$20,758

See notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007
1. Significant Accounting Policies
     Business Description
     Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery capabilities that can support various research and development projects. The Company is currently concentrating these capabilities on discovering novel compounds that selectively inhibit replication of the hepatitis C virus and advancing preclinical development of compounds from this hepatitis C virus drug discovery program. The Company also has a late-stage product for lupus.
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
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The comparative balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
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
     Recently Issued Accounting Standards
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
     In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The provisions of EITF 07-03 may not be applied to earlier periods and early adoption is not permitted. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position and results of operations.
2. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently provides stock-based compensation under two plans:
     Stock Option Plan. The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted under the plan is determined by the Board of Directors or a committee designated by the Board of Directors. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provided for the reservation of all available shares for grant under the 2001 Plan as of the date of the annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. As of September 30, 2007, the number of shares of common stock available for future grants under the 2007 Plan is approximately 2,573,000.

     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Eligible employees are entitled to purchase stock at 85% of the market value at the beginning of the then effective offering period or the end of the then effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of September 30, 2007, approximately 980,000 shares were available for future purchases.
     Stock-Based Compensation Expense
     In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognizes share-based compensation expense based on the estimates of the fair-value of individual awards as measured on the grant date. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the related employees’ requisite service periods in the Company’s Condensed Statement of Operations.
     The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method and, accordingly, did not restate prior periods to reflect the impact of SFAS123R for comparative purposes. The Company applies the provisions of SFAS 123R to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” which the Company applied prior to January 1, 2006.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards.
     Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers, including directors, as compared to non-officers, the Company values its options separately for these two groups. The fair value of shares granted under our stock option plan for the three and nine months ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	For the three and nine months ended September 30,
	2007		2006
	Officers	Non-Officers	Officers	Non-Officers
Risk-free interest rate	4.7%	4.7%	4.5%	4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Expected term (years)	6.75	5.75	6.75	5.75

     The fair value of shares assumed to be purchased under our stock purchase plan for purposes of determining the related stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.8%	4.8%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	1.3	1.5
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
     As share-based compensation expense for stock options recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
     Total share-based compensation expense related to the Company’s share based awards was included in the statement of operations as follows (amounts in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Research and development	$205	$193	$497	$612
General and administrative	64	44	166	162

Total share-based compensation expense	$269	$237	$663	$774

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

     On December 29, 2006, a purchase date under our ESPP, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, in accordance with the terms of the Plan, 38 participants were withdrawn from the then effective offering period and re-enrolled into a new twenty-four-month offering period beginning January 1, 2007. This event is required to be treated as a modification of the terms of the original stock-based award and, accordingly, incremental compensation cost of approximately $71,000 associated with this modification is being recognized during the new offering period.

3. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on our financial results or financial position for the three or nine months ended September 30, 2007.
     At December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $185 million which expire in the years 2007 through 2026 and federal research and development tax credits of approximately $4.6 million which expire in the years 2007 through 2026. The Company also had federal capital loss carryforwards of $2.4 million which will expire in 2009. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $46 million which expire in the years 2012 through 2016 and state research and development (R&D) tax credits of approximately $5.5 million which do not expire. The realization of these tax benefits is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, any deferred tax assets arising from these benefits have been fully offset by a valuation allowance as of December 31, 2006 and September 30, 2007. Additionally, the utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the expectation that there may be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate which then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
4. Comprehensive Loss
     During the three and six month periods ending September 30, 2007 and 2006, the Company’s comprehensive loss was the same as its net loss.
5. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended September 30, 2007 and 2006 would have included an additional 1,074,000 and 8,000 shares, respectively, and for the nine months ended September 30, 2007 and 2006 would have included an additional 830,000 and 7,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
6. Private Placement Financing
     On February 14, 2007, the Company completed the sale of approximately 5,814,000 shares of its common stock and warrants to purchase approximately 1,744,000 shares of its common stock for gross proceeds of $10 million. The Company sold the units, consisting of a share of common stock and a warrant to purchase three-tenths of a share of common stock, for $1.72 per unit. The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.1 million.
7. Disposition of Long-Term Investment
     On January 11, 2007, the Company disposed of its remaining investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares and recorded a $1.2 million gain on the sale of long term investment. Net proceeds from the sale were approximately $2.1 million.
8. Subsequent Event
     On October 1, 2007, the Company completed the sale of approximately 12,875,000 shares of its common stock and warrants to purchase approximately 2,575,000 shares of its common stock for gross proceeds of $23.7 million. The Company sold the units, consisting of a share of common stock and a warrant to purchase two-tenths of a share of common stock, for $1.84 per unit. The warrants have an exercise price of $2.08 per share and a term of five years. Net proceeds from the placement were approximately $21.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than September 30, 2007 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after September 30, 2007 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
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
     Subsequent to September 30, 2007, on October 1, 2007, Genelabs completed the sale of approximately 12,875,000 shares of its common stock and warrants to purchase approximately 2,575,000 shares of its common stock for gross proceeds of $23.7 million. The warrants have an exercise price of $2.08 per share and a term of five years. Net proceeds from the placement were approximately $21.5 million.
Results of Operations – Third Quarter of 2007 Compared to the Third Quarter of 2006
     Summary
     Genelabs’ net loss was $0.1 million in the third quarter of 2007 compared to a net loss of $0.6 million for the third quarter of 2006. The lower net loss in the 2007 period compared to the 2006 period is primarily due to higher revenue from our collaboration with Gilead Sciences, Inc. (Gilead) after we shortened the revenue recognition period for the up-front payment we received under the program. Partially offsetting this decrease in our net loss was increased expenses for two unpartnered HCV programs which we promoted to lead optimization status during the quarter.

     Revenue
     The following table shows our contract revenue by major category for the third quarters of 2007 and 2006 (dollars in thousands):

	For the three months ended
	September 30,
	2007	2006

HCV nucleoside compound drug discovery research collaboration (Gilead)	$2,490	$1,400
HCV non-nucleoside compound drug discovery research collaboration (Novartis Institutes for BioMedical Research)	1,867	1,867
Prestara collaborations (Watson Pharmaceuticals, Inc. and Mitsubishi Tanabe Pharma Corporation)	47	155

Total contract revenue	$4,404	$3,422

     All of our collaborations included non-refundable up-front payments to Genelabs, which are being recognized into revenue over the term of our estimated potential obligations under the respective agreements. The increase in contract revenue in the third quarter of 2007 was primarily the result of a $1.1 million increase in revenue recognized under our collaboration with Gilead after we shortened the period over which we estimate that we have significant obligations to Gilead. The Gilead agreement provided terms which allowed Gilead to extend the term of the collaboration for one additional year to September 30, 2008. Earlier this year, Gilead advised us that it did not intend to exercise the option to extend the term because it was satisfied that a lead compound series that fulfills certain criteria has been identified. As a result, during the second quarter of 2007 we shortened the period over which we are recognizing the Gilead up-front payment to September 30, 2007.
     The collaborations with Novartis Institutes for BioMedical Research (Novartis) and Gilead also include quarterly payments to Genelabs for research activities during the term of our research obligations to our collaborators, which we recognize into revenue as earned. Quarterly payments under the Gilead collaboration will not be made after September 30, 2007.
     Royalty revenue was $0.2 million in each of the third quarters of 2007 and 2006.
     Research and Development Expenses
     Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to drug discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical and clinical trials, product manufacturing costs, contract and outside service fees, and allocated facilities and overhead costs. The majority of Genelabs’ research and development is directed toward discovery of new drugs targeting HCV, although we are also continuing work on preparation for a new Phase III clinical study of Prestara™ as an investigational new drug for lupus. The following table shows our research and development expenses by major category (dollars in thousands):

	For the three months ended
	September 30,
	2007	2006	Change

Drug discovery (HCV)	$2,030	$1,809	+12%
Drug development (Prestara™)	170	190	-11%
Support costs and other research and development	1,135	1,232	-8%

Total research and development	$3,335	$3,231	+3%

     Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $0.2 million in the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of continued growth in our HCV drug discovery programs; including an increase in the number of scientists we have working on our programs, most notably, two unpartnered HCV programs directed toward HCV encoded proteins which we promoted to lead optimization status during the quarter.
     Drug development costs for Prestara™, our investigational drug for lupus, were slightly lower in the third quarter of 2007 than in the third quarter of 2006. Support costs and other research and development costs also decreased modestly in the third quarter of 2007 compared to the third quarter of 2006. These costs are primarily those associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees.
     Genelabs’ drug discovery process includes ongoing identification of potential lead compounds, refinement of lead compounds through a process known as lead optimization and continued testing of our preclinical drug candidates. To support the drug discovery process, Genelabs has built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Since initiating our first drug discovery program in 1993, Genelabs has incurred direct drug discovery costs of approximately $59 million through September 30, 2007. Since early 2002, substantially all of our drug discovery efforts were concentrated on programs to identify a new drug to combat infection with HCV. Genelabs has incurred approximately $29 million under these programs through September 30, 2007. During 2007, Genelabs is focusing on five separate HCV lead optimization research programs. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside program and we refer to the other as our non-nucleoside polymerase inhibitor program. We partnered the nucleoside program with Gilead and the non-nucleoside program with Novartis. We are simultaneously utilizing several other different and distinct chemical and mechanistic approaches in pursuing internally led HCV programs.  Our third HCV program is targeted at an HCV protein known as NS5a and our fourth program is directed at HCV NS4b protein. The fifth program is directed at inhibiting the function of the HCV replication complex, or replicase, which is comprised of several different HCV-encoded and host-encoded proteins.
     Genelabs also began developing Prestara™ for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara™ from Stanford University. In April 2007 we announced that we had reached agreement with the FDA on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara™. The SPA documents the FDA’s agreement that the design and planned analyses of the study adequately address objectives in support of a New Drug Application (NDA) submission. The FDA indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara™ and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We are exploring possible methods of financing the new clinical trial and currently do not plan to initiate the trial unless we obtain satisfactory financing to do so. Unless we are successful in securing satisfactory financing, we expect that we will lower spending on Prestara™ in the future. In the course of our development efforts for this investigational new drug we have incurred direct costs of approximately $51 million through September 30, 2007.
     Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities. We may hire additional staff for our HCV programs in the future which would increase our costs. However, the outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise these expectations and estimates.
     General and Administrative Expenses
     General and administrative expenses were $1.7 million in the third quarter of 2007 compared to $1.3 million in the third quarter of 2006. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments, as well as professional expenses, such as legal, including intellectual property costs associated with our drug discovery and development programs, and audit, and allocated facilities costs such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. The increase in general and administrative expenses in the third quarter of 2007 compared to the third quarter of 2006 is primarily due to an increase in legal and intellectual property expenses; including costs associated with the two HCV programs that we promoted to lead optimization status during the quarter.
     Other Income
     Interest income was $0.3 million in the third quarters of both 2007 and 2006.

Results of Operations – First Nine Months of 2007 Compared to the First Nine Months of 2006
     Summary
     Genelabs’ net loss was $1.0 million for the first nine months of 2007, compared to a net loss of $8.3 million for the first nine months of 2006. The lower net loss in the 2007 period compared to the 2006 period is primarily due to:
•	higher revenue from our collaboration with Novartis;

•	higher revenue from our collaboration with Gilead after we shortened the revenue recognition period for the up-front payment we received under the program;

•	lower overall general and administrative expenses;

•	lower expenses for our employee incentive bonus compensation program; and

•	a gain on the disposition of our investment in Genovate Biotechnology Co., Ltd.
Partially offsetting the above decreases in our net loss were increased expenses for our HCV drug discovery programs.
     Revenue
     The following table shows our contract revenue by major category for the first nine months of 2007 and 2006 (dollars in thousands):

	For the nine months ended
	September 30,
	2007	2006

HCV nucleoside compound drug discovery research collaboration (Gilead )	$6,470	$4,200
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	5,600	2,468
Prestara collaborations (Watson Pharmaceuticals, Inc. and Mitsubishi Tanabe Pharma Corporation)	142	465

Total contract revenue	$12,212	$7,133

     The $2.3 million increase in contract revenue under our collaboration with Gilead resulted from a shortening of the period over which we estimated that we have significant obligations to Gilead. In the second quarter of 2007, we changed the estimated end date for this period from September 30, 2008 to September 30, 2007. Contract revenue under our collaboration with Novartis increased by $3.1 million as this collaboration began in June 2006.
     Royalty revenue was $0.7 million and $0.5 million in the first nine months of 2007 and 2006, respectively.
     Research and Development Expenses
     The following table shows our research and development expenses by major category (in thousands):

	For the nine months ended
	September 30,
	2007	2006	Change

Drug discovery (HCV)	$6,830	$5,623	+21%
Drug development (Prestara™)	577	981	-41%
Support costs and other research and development	3,609	4,274	-16%

Total research and development	$11,016	$10,878	+1%

     Research and development expenses increased by $0.1 million overall in the first nine months of 2007 compared to the first nine months of 2006. Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased by $1.2 million in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of an in increase in the number of scientists we have working on our programs. Drug development costs for Prestara™, our investigational drug for lupus, were $0.4 million lower in the first nine months of 2007 than in the first nine months of 2006 as a result of a lower number of employees working on the program in 2007. Support costs and other research and development costs decreased by $0.6 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to employee incentive bonus compensation expenses recorded after we met board-specified criteria resulting in the removal of payment contingencies in the 2006 period.
     General and Administrative Expenses
     General and administrative expenses were $5.0 million in the first nine months of 2007 compared to $5.6 million in the first nine months of 2006. The decrease in general and administrative expenses in the first nine months of 2007 compared to the same period in 2006 is primarily due to expenses for financial advisory and other fees related to the collaboration with Novartis recorded in the 2006 period for which there was no comparable expense in the 2007 period.
     Other Income
     During the first nine months of 2007 we recorded a $1.2 million gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares. Net proceeds from the sale were approximately $2.1 million.
     Interest income was $0.9 million in the first nine months of 2007 compared to $0.5 million in the first nine months of 2006. The increase in interest income, net, was primarily due to the higher average cash balance in the first nine months of 2007 compared to the first nine months of 2006.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $20.2 million at September 30, 2007.
     Subsequent to September 30, 2007 our cash and cash equivalents balance was affected by a sale of common stock which we completed on October 1, 2007 for estimated net proceeds of $21.5 million. On October 31, 2007 we had cash and cash equivalents of approximately $40.5 million on hand.
     We presently estimate that our current cash resources are adequate to fund our operations into fiscal year 2010; however, we believe this estimate and our future liquidity and capital resources will be materially impacted by our success or failure or the success or failure of our collaborators in reaching milestones under corporate collaborations, the progress of our unpartnered drug discovery programs, our ability to enter into or modify existing corporate collaborations, clinical development and regulatory actions regarding our investigational drugs and financing activities. We are exploring possible methods of financing a new clinical trial for Prestara TM and currently do not plan to initiate the trial unless we obtain satisfactory financing to do so.
     Since Genelabs’ inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to incur substantial additional costs, including research costs for drug discovery and development costs for investigational drugs. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. We believe that we will require additional funding in the future; however, additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
Item 4T. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
               The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also acting as our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer, who is also acting as our Chief Financial Officer, has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, who is also acting as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
          On November 1, 2007, Frederick W. Driscoll was appointed our new Chief Financial Officer. Mr. Driscoll is in the process of transitioning into the role of Chief Financial Officer. We expect this transition to be complete by November 16, 2007. During this transition, James A.D. Smith, our Chief Executive Officer, is continuing to act as our Chief Financial Officer.
          Changes in Internal Control Over Financial Reporting
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
     We have incurred losses each year since our inception and have accumulated approximately $238 million in net losses through September 30, 2007, including a net loss of approximately $1 million for the nine months ended September 30, 2007 and a net loss of $8.7 million for the year ended December 31, 2006. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our operations into fiscal year 2010. Thereafter, we believe that we will require additional capital to carry out our business plans.
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
     Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to enter into collaborations with pharmaceutical and larger biotechnology companies. We have received no revenue from the sale of drugs. To date, almost all of our revenue has come from collaboration agreements. We have entered into collaborations with Novartis, Gilead, GlaxoSmithKline, Watson, Mitsubishi Tanabe Pharma Corporation and other companies and we may enter into future collaborations with these or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of the research. Alternatively, our collaborators may elect not to extend or augment the collaborations which may result in a decrease in revenue, an increase in research costs or cause us to terminate the research program. Recently, Gilead advised us that it does not intend to exercise an option that it has under our license and research collaboration agreement to extend the term of our collaboration beyond its September 30, 2007 expiration as Gilead is satisfied that we have identified a nucleoside lead compound series that fulfills certain criteria. We are currently evaluating certain derivatives of this nucleoside lead compound series with Gilead. The objective of these efforts is to select the most suitable among these compounds for further development. There can be no assurance that any compound from this series will eventually be developed. Novartis may not continue to fund our research beyond its obligations in the research contract, and GlaxoSmithKline may choose not to continue developing the hepatitis E vaccine which it has been developing under a license from us.
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
     A separate clinical trial of prasterone (the active ingredient in Prestara™) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara™ in most Asian countries. In April 2005, we announced that this clinical trial, did not meet its primary endpoint, bone mineral density at the lumbar spine. While a prior Phase III clinical trial conducted on lupus disease activity was determined by the FDA to be positive, adequate and well-controlled, the FDA has advised us that it will require two positive Phase III clinical trials in order to review and potentially approve the Prestara™ New Drug Application because both our most recent Phase III and Genovate’s clinical trials did not meet their primary endpoints, the FDA will not approve Prestara™ without another positive Phase III clinical trial. In April 2007 we announced that we had received agreement from the FDA under a Special Protocol Assessment (SPA) for a new Phase III clinical trial of Prestara™. This new clinical trial is of different design and has a different endpoint than our prior clinical trials. However, Genelabs does not presently have the funds to conduct this trial and may not be able to raise such funds at all or in a form or price that would be acceptable to us or our existing shareholders.
     To the extent that we seek to mover forward with Prestara™, we will need to obtain appropriate regulatory approvals in advance of being able to access worldwide markets for the drug.
     Our outside suppliers and manufacturers for Prestara™ are subject to regulation, including by the FDA, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers which could delay supply of product to the market.
     Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers and manufacturers costly and time-consuming. We rely on a single supplier of prasterone, the active ingredient in Prestara™, and we rely on a single finished product manufacturer, Patheon Inc., for production of Prestara™ capsules and for packaging. The disqualification of a supplier or manufacturer through their failure to comply with regulatory requirements could negatively impact our business because of delays and costs in obtaining and qualifying alternate suppliers. We have no internal manufacturing capabilities for pharmaceutical products and are entirely dependent on contract manufacturers and suppliers for the manufacture of our drug candidates. Genelabs and our North American collaborator, Watson, previously arranged for the manufacture of quantities of Prestara™ and prasterone, its active ingredient, in anticipation of possible marketing approval. This inventory has exceeded its initial retest date and has been destroyed.
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

     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2006 and December 31, 2006, the price of our common stock fluctuated between $2.55 and $0.70 per share. Between January 1, 2007 and September 30, 2007, the price of our common stock fluctuated between $1.43 and $2.67 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.
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
     As of September 30, 2007, we had issued and outstanding 30,192,000 shares of common stock, and outstanding options and warrants to purchase 8,929,000 additional shares of common stock. At our 2007 annual meeting, our stockholders authorized an additional 4,400,000 shares of common stock for issuance under our equity incentive plans. As of September 30, 2007, 3,553,000 shares of common stock remain available for issuance under our equity incentive plans. The existence of the outstanding options and warrants may adversely affect the market price of our common stock due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our shareholders and may decrease the market price of our common stock.
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

Item 6. Exhibits

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.03*	Registrant’s 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.04*	Registrant’s Annual Bonus Plan dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

31.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant) Principal Executive Officer and acting Principal Financial and Chief Accounting Officer:
Date: November 13, 2007	/s/ James A.D. Smith
James A.D. Smith
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.03*	Registrant’s 2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2007).

10.04*	Registrant’s Annual Bonus Plan dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

31.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.