Form 10-K
period 2007-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2008-03-31
CIK 874443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19222

Genelabs Technologies, Inc.
(Exact name of registrant as specified in its charter)

California	94-3010150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Penobscot Drive, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

Registrant’s telephone number, including area code (650) 369-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Listed
Common Stock, no par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, as of June 29, 2007: $70,932,000 based on the last reported sales price on the Nasdaq Capital Market.

Number of shares of registrant’s Common Stock outstanding on March 13, 2008: 43,256,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on June 13, 2008 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements that use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:

•	our ability to secure sufficient funds to continue as a going concern;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2010;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C virus and other research programs;

•	plans, programs, progress, and potential success regarding our existing or potential collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds against hepatitis C virus, Novartis for non-nucleoside compounds against hepatitis C virus, GlaxoSmithKline for hepatitis E vaccine, and, for Prestaratm, Genovate Biotechnology Co., Ltd., Teva Pharmaceutical Industries Ltd., and Watson Pharmaceuticals, Inc.;

•	whether we will be able to successfully externalize the development and financial responsibility for Prestara;

•	our expectation that our costs, other than equity-based compensation expense, will increase moderately compared to 2007 expenses if we maintain our same level of operations;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	further actions or developments relating to Prestara (prasterone), our investigational drug for Systemic Lupus Erythematosus, and its New Drug Application; and

•	the securing and defense of intellectual property rights important to our business.

All statements in this annual report on Form 10-K that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A. Among these are the risks that we may not be able to raise sufficient funds to continue operations, that we may be delisted from the Nasdaq Capital Market, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to enter into new or additional collaborations or to license our technologies to others may fail and that clinical trials of Prestara or similar formulations of prasterone are abandoned, delayed, cannot be financed, or have results that are negative, inconclusive or not usable to support regulatory approval, or that the FDA and foreign authorities may delay or deny approval of Prestara or revoke Orphan Drug designation. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this annual report on Form 10-K are made as of the date hereof.

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

Overview

Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company engaged in the discovery and development of infectious disease therapies to improve human health. Our primary business objective is to translate research into novel therapeutics for disease areas with significant unmet medical needs. Currently, our product pipeline consists of infectious disease projects focused on Hepatitis C virus (HCV) infection and late-stage clinical assets, including an investigational vaccine for hepatitis E virus (HEV) that is being developed by GlaxoSmithKline, and Prestara (prasterone), our investigational drug for systemic lupus erythematosus (SLE, or lupus). We are seeking to balance our pipeline by advancing our next generation drug compounds into a clinical stage where we can efficiently position these compounds for successful commercialization through a collaboration with a major pharmaceutical or biotechnology partner.

The goal of our current drug discovery programs is to discover novel antiviral compounds for the treatment of HCV, a disease for which there is a major need for new treatments. According to the World Health Organization, HCV chronically infects up to 12.8 million people in the United States, Japan and Europe. Beginning in early 2002, Genelabs initiated work on two projects directed at inhibiting HCV infections by targeting the viral-specific enzyme, HCV RNA-dependent RNA polymerase, also known as NS5b or HCV polymerase. In one of these projects, we are employing a class of compounds known as nucleoside analogues that can interfere with HCV polymerase activity so that the polymerase makes incomplete copies of the HCV virus genome. This effort is referred to as our nucleoside project. The second polymerase project employs a different class of chemicals, referred to as non-nucleosides, which are designed to directly bind to the HCV polymerase and prevent the polymerase from properly functioning. This effort is referred to as our non-nucleoside project.

We conducted our work on the nucleoside project from October 2004 to September 2007 under a license and research collaboration agreement with Gilead Sciences, Inc. (Gilead). We completed the research phase of this collaboration on September 30, 2007 after providing Gilead with several lead compound series. Gilead is currently evaluating certain inhibitors from these series for further development. Gilead will maintain ongoing responsibility for preclinical and clinical development activities of compounds identified under the collaboration. Gilead is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on future net sales of selected compounds that are developed and approved in relation to the collaboration.

During 2006, we entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research (Novartis) for the development and commercialization of compounds from our non-nucleoside drug discovery program. Novartis currently provides funding for Genelabs’ HCV polymerase non-nucleoside discovery research and will be responsible for any future preclinical development activities under the collaboration. We have identified multiple preclinical development candidates that are now under evaluation by Novartis. We currently expect the research phase of this collaboration to be completed on June 2, 2008, in accordance with the contractual end date. Novartis is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on future net sales of selected compounds that are developed and approved in relation to the collaboration.

Our internal research and screening efforts have also identified lead compounds directed against three other HCV targets: NS5a, NS4b and replicase. Genelabs is currently conducting discovery and lead optimization on these projects with the goal of moving one of these projects to preclinical development and into clinical trials without a corporate partner. We may ultimately collaborate with another company that has more resources than Genelabs to achieve this objective. Since these projects are at an early stage with attendant high risk, we continue to investigate other novel targets for HCV treatment.

In 1992, we granted GlaxoSmithKline, or GSK, an exclusive worldwide royalty-bearing license to make, use and sell HEV vaccines. HEV was first isolated and cloned by Genelabs scientists working in conjunction with researchers from the U.S. Centers for Disease Control and Prevention. U.S. and foreign patents that broadly claim HEV genomes, DNA fragments and their encoded proteins have been issued to Genelabs. GSK is developing an HEV vaccine candidate and has completed two Phase I trials and one Phase II trial. In December 2005, the results of the HEV vaccine Phase II trial were presented for the first time at an annual meeting of the American Society of Tropical Medicine and Hygiene. The presentation indicated that the clinical trial showed statistical significance with a 96% effectiveness of the vaccine in preventing disease caused by HEV. Recently, GlaxoSmithKline advised us that they have decided to continue development of the investigational vaccine for which they plan to undertake extensive clinical and manufacturing efforts.

We have also pursued regulatory approval of an investigational drug for women with lupus. No new drug has been approved in the United States for treatment of SLE in well over 40 years and current therapies are not adequate. Our investigational drug Prestara contains a compound known as prasterone as an active ingredient. The FDA has granted orphan drug status to Prestara for the treatment of SLE disease in women, which, if Prestara were to be approved, would provide up to seven years of U.S. marketing exclusivity for the treatment of lupus. In April, 2007 we announced agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara for treatment of lupus. We currently plan to externalize the development and financial responsibility for the Prestara Phase III trial and New Drug Application filing, or NDA.

Drug Discovery Research

Genelabs’ core research capabilities include medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism and pharmacokinetics. For the past several years, HCV has been the primary focus of our drug discovery efforts. In the future, we may seek to expand our drug discovery efforts to encompass additional infectious disease targets. Genelabs’ research concentrates on small molecules, which can be administered orally and which are generally simpler to manufacture than larger biological molecules such as peptides, antibodies or proteins.

Drug Discovery Process.  Genelabs’ drug discovery strategy is to screen for and optimize the pharmacologic properties of compounds that control disease activity. We focus on compounds that affect biological targets that previously have been shown to be effective, systematically make changes to compound structures as appropriate and test for improved properties. We choose targets for diseases where there is a large unmet medical need that can be addressed by the kinds of chemical compounds with which we have experience. These targets generally are for infectious disease, such as HCV, where we have substantial prior experience, but future targets may involve other diseases.

Generally, we begin by establishing tests, or assays, to screen potential drug candidates that may have activity against the target. Thousands of compounds may be evaluated using high-throughput screening techniques to identify suitable starting compounds. Using these starting compounds, a systematic process is then conducted to optimize the compounds to develop lead compounds that have the potency, pharmacokinetic properties, toxicity profile, manufacturability, patentability and other characteristics to be good drug candidates. The optimization process is tasked to a team of scientists comprised of both chemists and biologists. This team is focused on synthesizing variations of the starting compounds, testing them in assays, and analyzing the resulting data. The analysis adds to our understanding of structure-activity relationships, which are used to strategize further modifications to the compounds. This cycle then is repeated. During this process, we benchmark our compounds against known competitors with the objective of optimizing our compounds so they have an advantage in potency, safety and/or other pharmaceutical properties.

If the optimization program is successful in synthesizing a compound meeting our predetermined criteria, it is advanced into early preclinical development to develop further data on pharmacokinetics and toxicity, and to further optimize the process of synthesizing the compound. If such data are positive, Genelabs may continue development into the formal preclinical phase that involves tests meeting Good Laboratory Practices, or GLP, standards of the FDA. If this data is positive, Genelabs may seek to file an Investigational New Drug Application, or IND, and begin human clinical trials. Because the risk is high that a compound may fail in preclinical or clinical testing, Genelabs continues the optimization process in order to discover and develop additional compounds that may meet the predetermined criteria. At any stage of development, Genelabs may seek to out-license the compound, or the program under which it has been developed, to a major pharmaceutical or biotechnology company, which could then take over the development process. Alternatively, Genelabs may elect to retain development of promising compounds in order to pursue the realization of additional value, although further development also involves risk that the compounds may fail due to toxicity, lack of efficacy or other reasons.

Hepatitis C Virus.  HCV is an infectious and potentially fatal virus that can be contracted through blood and bodily fluid contact. The virus attacks the liver and can cause liver inflammation, and eventually liver scarring, liver failure and liver cancer. In most cases, the body is not able to fight off the infection and the infected individual becomes a chronic carrier of HCV. Most people with chronic HCV infection have no symptoms for many years during which they are unaware that they carry this potentially deadly virus. Because they are asymptomatic carriers, these infected people can unknowingly infect others. According to the World Health Organization, as many as 180 million people worldwide have chronic HCV infection, of which approximately 12.8 million people reside in the United States, Japan and Europe.

Currently, there is no approved vaccine to prevent hepatitis C. The standard of care for treatment of HCV is a combination of pegylated interferon alfa-2 and the nucleoside analogue ribavirin, typically given over a number of months, with interferon injected once weekly and ribavirin given orally once daily. This treatment regimen is only effective in approximately half of the patients infected with HCV genotype 1, the genotype most prevalent in the United States. The interferon/ribavirin treatment has significant toxicities, most importantly known to trigger severe anemia and psychiatric side effects. There are no other drugs or biologics approved by the FDA for the treatment of HCV. As a consequence, the pool of patients who are unresponsive to the currently approved treatment continues to grow each year.

Because a significant need exists for improved treatment options, Genelabs believes the future market for HCV drugs will be large. Because of the significant market potential and unmet medical need, Hoffmann La-Roche and Schering-Plough Corporation, who are manufacturers of currently approved HCV drugs, along with other pharmaceutical companies such as Boehringer Ingelheim GmbH, Johnson & Johnson, Merck & Co., Inc. and Novartis AG, and biotechnology companies such as Gilead Sciences, Inc., Idenix Pharmaceuticals, Inc., Pharmasset, Inc., Vertex Pharmaceuticals, Inc., and ViroPharma Incorporated, among others, and academic and government organizations, are conducting research and development in competition with Genelabs for discovery and development of various other compounds to treat HCV infection. These companies generally have greater resources than Genelabs and, in some cases, have product candidates that are in a more advanced stage of development than Genelabs’ drug candidates.

However, because HCV rapidly mutates, we believe future therapy may consist of multiple drugs that function by different mechanisms, which will be used in combination in an attempt to overcome the emergence of HCV strains that are resistant to treatment. This combination therapy approach would be similar to the treatment paradigm currently employed in the management of patients with HIV infection, another chronic viral infection. As a consequence, Genelabs has initiated multiple projects in the HCV area, seeking to discover orally-active drugs that function by distinct mechanisms, which we believe eventually may be given in combination to patients with HCV infection.

Since initiating our HCV discovery programs, we have:

•	established a high-throughput cell-free enzyme assay for HCV RNA polymerase;

•	established a cell-based assay that measures replication of an engineered HCV (known as a replicon);

•	synthesized a large number of compounds and tested them for activity;

•	identified compounds that show potent inhibition of the HCV polymerase in our assays and that satisfy our toxicity limits when tested in human cells;

•	written and submitted multiple patent applications claiming compounds with activity against HCV, from which eight U.S. patents relative to the NS5b enzyme issued between 2006 and 2007;

•	initiated preclinical studies in both HCV polymerase research projects; and

•	entered into research collaboration and license agreements with Gilead Sciences, Inc. for the nucleoside HCV program and with Novartis Institutes for BioMedical Research for the non-nucleoside HCV program.

Licensed HCV Programs.  Our partnered HCV programs have focused on two different mechanisms of inhibiting the replication of the HCV virus. These approaches target a viral-specific enzyme that is called the HCV NS5b RNA-dependent RNA polymerase. This enzyme is directly involved in HCV replication. We believe the NS5b enzyme is an attractive target for creating HCV-specific drugs because: (1) a proper functioning of the polymerase is required for HCV replication; (2) human cells do not use this type of polymerase for their own replication; and (3) drugs that target viral polymerases have proven to be effective for treating other viral infections, such as HIV. In one project, we have employed a class of compounds known as nucleoside analogues that cause the HCV polymerase to make incomplete copies of the HCV genome, thereby curtailing viral replication. In a second project, we employ a different class of compounds known as non-nucleosides that bind directly to the HCV polymerase and prevent it from properly functioning, which would also curtail viral replication.

In September 2004, we signed an agreement with Gilead Sciences, Inc. to collaborate in the research, development and commercialization of nucleoside inhibitors of the HCV polymerase. Genelabs was primarily responsible for the research phase of this collaboration that ended on September 30, 2007 after we provided Gilead with several lead compound series. Gilead is currently evaluating certain inhibitors from these series for further development. Gilead will maintain ongoing responsibility for preclinical and clinical development activities of compounds identified under the collaboration. Gilead paid us a non-refundable $8 million upfront payment and provided research funding of approximately $11.2 million over the three-year research term, which commenced in October 2004 and concluded on September 30, 2007. We devoted a specified number of scientists to this program and have provided Gilead with exclusive worldwide access to certain compounds developed in the program. We are entitled to milestone payments of up to $38 million for each compound that is developed by Gilead under the agreement and royalties on any net sales of products developed under the collaboration. The preclinical phase of this program is currently ongoing, during which time Gilead will maintain responsibility for preclinical and clinical development activities of compounds identified in the research program.

In June 2006, we signed an agreement with the Novartis Institutes for BioMedical Research to collaborate in the research, development and commercialization of non-nucleoside inhibitors of the HCV polymerase. We are leading the research efforts and Novartis will lead any future development and commercialization efforts under our collaboration. Genelabs is eligible to receive total minimum payments of approximately $19.1 million over the two-year research program, which is comprised of an initial up-front payment of $12.5 million and minimum research funding of $6.6 million. During the term of the collaboration, we have agreed to devote a specified number of scientists to this program and have provided Novartis exclusive worldwide access to certain compounds developed in the program. If all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the collaboration. We currently expect the research phase of this collaboration to be completed on June 2, 2008, in accordance with the contractual end date. Following the research phase of this non-nucleoside collaboration, Novartis will maintain ongoing responsibility for preclinical and clinical development activities of compounds identified in the research program.

Unlicensed HCV Programs.  Genelabs is currently focused on the discovery and evaluation of other useful drug compounds that target HCV. Systematic screening of our corporate chemical library has led to the discovery of compounds that act by novel mechanisms to inhibit HCV replication. The development of compounds with novel mechanisms is believed to be important for future therapies for HCV in order to combat the development of viral resistance.

In 2005, we began a research project targeting a novel HCV protein known as HCV NS5a. HCV NS5a is a protein that is believed to be essential for HCV viral replication, although it’s exact function is not known. Our initial screening process identified starting compounds that were suitable for our optimization process, and we have since synthesized hundreds of compounds designed for this target, a number of which have demonstrated highly potent, picomolar-level activity in an HCV replicon cell-based model. We have recently begun evaluating these compounds for their drug metabolism and pharmacokinetic properties and profiling for activity among various HCV genotypes as we seek to determine whether they are eligible for further advancement.

In 2007, we initiated two new lead optimization projects targeting HCV NS4b and HCV replicase. The HCV NS4b protein is known to induce a specialized membrane structure that is believed to serve as the platform for HCV

RNA replication. In the second project, we are targeting a class of compounds that disrupt the HCV replicase complex and thereby also curtail viral replication. Both of these projects have progressed rapidly to compounds with nanomolar potency in the HCV replicon cell-based model, and the optimization of potency, drug metabolism and pharmacokinetic properties is ongoing. In the future, we may choose to implement projects with novel drug targets in addition to or instead of our existing programs.

Finally, rights to certain nucleoside technologies have reverted to Genelabs since the end of the research phase of our Gilead collaboration. As a leading research organization in nucleoside HCV polymerase inhibitors, we have chosen to continue this project on our own and are continuing to channel our efforts towards the discovery of second generation nucleoside polymerase inhibitors.

Hepatitis E Vaccine

Background.  Infection with the hepatitis E virus, or HEV, can cause severe and prolonged illness, with symptoms similar to hepatitis A viral infection, including fever, jaundice and nausea. However, HEV is generally more severe than hepatitis A. HEV is transmitted through contaminated water or food. A March 1, 2007 article in the New England Journal of Medicine noted an overall fatality ratio of 1-3% associated with hepatitis E infection. The authors reported that pregnant women are at highest risk of hepatic failure and mortality from hepatitis E infection, with an overall case fatality ratio of 5-25%. Survivors among these women have a high rate of spontaneous abortion and stillbirth (Shrestha MP et al., N Engl J Med. 2007 Mar 1;356(9):895-903). Large outbreaks have occurred in developing countries but cases in the U.S. are rare and usually associated with travel to developing countries. There is neither a specific treatment nor an approved vaccine for the prevention of HEV.

HEV was first isolated and cloned by Genelabs scientists working in conjunction with researchers from the U.S. Centers for Disease Control and Prevention. U.S. and foreign patents that broadly claim HEV genomes, DNA fragments and their encoded proteins have been issued to Genelabs.

HEV Licenses.  In 1992, Genelabs granted GlaxoSmithKline, or GSK, an exclusive worldwide royalty-bearing license to make, use and sell HEV vaccines. GSK is developing an HEV vaccine candidate and has completed two Phase I trials and one Phase II trial. The Phase I trials were conducted in the U.S. and in Nepal, enrolling 88 and 44 volunteers, respectively. Both of these trials demonstrated that the investigational HEV vaccine appeared to be safe at various doses to normal human volunteers and generated an antibody response to the vaccine antigen. The Phase II trial was conducted by the Walter Reed Army Institute of Research, or WRAIR, in collaboration with the Medical Department of the Royal Nepal Army, the U.S. National Institutes of Health and GSK. It enrolled approximately 2,000 adults in Nepal who received three doses of either HEV vaccine or placebo over a six month period, with a follow-up period of 18 months after the last dose. Based on the results of this trial, GlaxoSmithKline made a milestone payment of $750,000 to Genelabs in November 2004.

In December 2005, scientists from WRAIR presented the results of the HEV vaccine Phase II trial for the first time at an annual meeting of the American Society of Tropical Medicine and Hygiene. The presentation indicated that the clinical trial showed statistical significance with a 96% effectiveness of the vaccine in preventing disease caused by the hepatitis E virus. A total of 69 cases of HEV appeared during the course of the trial after all three doses of the vaccine or placebo had been administered, and only three of these cases were in the vaccine group compared to 66 in the placebo group. In addition, the data presented indicated that the vaccine was well tolerated, with no significant adverse safety events attributed to the vaccine during the course of the study. The results of this study were published in the March 1, 2007 edition of the New England Journal of Medicine. Recently, GlaxoSmithKline advised us that they have decided to continue development of the investigational vaccine for which they plan to undertake extensive clinical and manufacturing efforts.

In addition to GlaxoSmithKline’s vaccine license, Genelabs has granted non-exclusive royalty-bearing licenses to develop and commercialize diagnostic products for HEV to Abbott Laboratories and to MP Biomedicals Asia Pacific Pte. Ltd., a former subsidiary of ours that used to be named Genelabs Diagnostics Pte. Ltd.

Development of Prestara for Systemic Lupus Erythematosus

Our clinical development efforts have been concentrated on Prestara (prasterone), an investigational drug for systemic lupus erythematosus. Lupus is a lifelong autoimmune disease that causes the immune system to attack the body’s own tissues and organs. Prestara is a pharmaceutical formulation for oral administration that contains highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone and the most abundant adrenal hormone in humans, as the active ingredient. Lupus patients generally have abnormally low levels of DHEA and it is believed that hormonal influences may play a role in the development and progression of the disease. Genelabs obtained an exclusive license to the rights to Prestara for use in SLE from Stanford University in 1993, and we have since completed three double-blind, randomized, placebo controlled clinical trials of Prestara in women with lupus.

In August 2002, we received an approvable letter for Prestara, also referred to as GL701, Asleratm and Anastartm, from the U.S. Food and Drug Administration, or FDA, requiring additional positive Phase III clinical trial data on the effects of Prestara on bone mineral density, or BMD. The FDA subsequently recognized our previously completed Phase III clinical trial of Prestara in lupus (Study GL95-02) as being positive, adequate and well-controlled.

Based on the August, 2002 FDA letter, Genelabs designed and conducted a clinical trial to assess the effect of treatment for six months with Prestara vs. placebo on BMD in women with lupus, although we remained interested in an indication for treating the signs and symptoms of lupus. This BMD study, known as study GL02-01, did not achieve statistical significance at its primary endpoint. Patients completing the Phase III GL02-01 study were eligible to enroll in an additional one-year open-label follow-on study, known as Study GL03-01. Study GL03-01 met its primary objective of maintaining BMD for the patients taking 200 mg per day of Prestara. Patients taking 200 mg per day of Prestara in Study GL03-01 demonstrated BMD increase for the respective 12 to 18 month period compared to their baseline BMD in the first six month study (GL02-01).

We subsequently met with the FDA in December 2005 to discuss our potential development options for Prestara. As a result of the meeting, the FDA indicated that at least one additional, adequate, well-controlled Phase III clinical trial would be necessary to support an indication for the treatment of the signs and symptoms of lupus disease activity. In April, 2007 we announced agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara for treatment of lupus. The primary endpoint for this randomized, double-blind, placebo-controlled Phase III clinical trial will be time to first severe flare based on the SELENA SLEDAI composite definition of severe lupus flare. The principal secondary endpoint will be time to first treatment intervention for moderate or severe lupus flare. The study will target enrollment of approximately 500 women with active systemic lupus erythematosus who are receiving standard of care medications such as glucocorticoids, cytotoxic and immunosuppressive agents. Patients will be randomized to receive either 200 mg daily of Prestara or placebo for 12-months. The FDA further indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We currently plan to externalize the development and financial responsibility for the Prestara Phase III trial and NDA filing, though we have not yet made any such arrangements.

The FDA has granted orphan drug status to Prestara for the treatment of SLE disease in women, which, if Prestara were to be approved for marketing with that indication, would provide up to seven years of U.S. marketing exclusivity. We hold a U.S. patent that expires in 2020 and several corresponding foreign patents claiming pharmaceutical formulations of DHEA in certain purified polymorphic forms. However, because DHEA is a long-known naturally-occurring hormone, we believe there are no valid composition of matter patents in existence that claim the DHEA chemical compound itself. Consequently, competitive products containing DHEA are currently available as dietary supplements in the United States and other countries.

Licensing of Prestara.  We licensed exclusive rights to Prestara for North America to Watson Pharmaceuticals, Inc., under an agreement that would provide Genelabs with milestone payments and a significant royalty percentage on product sales if the FDA approves the Prestara NDA for SLE. The agreement provides for milestone payments for approval of Prestara by the FDA for each of two indications, treatment of lupus and reduction of steroids. Currently, we are not seeking approval for steroid reduction. Exclusive rights for Asia (excluding Japan),

Australia and New Zealand have been licensed to Genovate Biotechnology Co., Ltd., referred to as Genovate, in exchange for an equity position in Genovate. Genelabs also has licensed rights to Teva Pharmaceutical Industries Ltd. to market Prestara in Israel, Gaza and the West Bank and, if Prestara is approved in the U.S. and Israel, Genelabs will receive milestone payments and royalties from Teva. In November, 2007, we announced that we had regained full development and licensing rights in Japan for Prestara under the terms of a termination agreement between the Company and Mitsubishi Tanabe Pharma Corporation. Genelabs and Tanabe Seiyaku Co., Ltd., a predecessor company to Mitsubishi Tanabe Pharma Corporation, had signed their collaboration and license agreement in January 2004.

Genovate Biotechnology Co., Ltd.  Genovate, a Taiwan-based company, develops, manufactures and distributes pharmaceutical products in Asia and holds the rights to market Prestara in Asia (except Japan), Australia and New Zealand. In addition to our clinical trials, Genovate has conducted two Phase III clinical trials of Prestara in Taiwan, including a nine-month trial measuring BMD. Neither study reached statistical significance in its primary endpoint. As of December 31, 2006, Genelabs held approximately 8% of the equity in Genovate, which was formerly called Genelabs Biotechnology Co., Ltd. We sold our equity interest in Genovate in January 2007.

Legacy Technologies

Linker-Aided DNA Amplification.  In 2000 the United States Patent and Trademark Office granted Genelabs a patent covering a fundamental nucleic acid amplification technique developed by our scientists. This technology is a method of amplifying nucleic acids by attaching oligonucleotide linkers to the ends of target DNA sequences (Linker-Aided DNA Amplification, or LADA). In LADA, linkers of known sequences are added to the ends of target DNA sequences, thereby providing a known primer sequence that is complementary to the attached linkers. The primers are then used to amplify the target DNA, the precise sequence of which need not be known. In 2002, we non-exclusively licensed the LADA technology to Affymetrix, Inc. for upfront and annual fees and royalties. In December 2004, the license was amended to provide Affymetrix with a paid-up, non-exclusive license in return for a lump sum payment of $1.25 million. Genelabs currently does not utilize the LADA technology. On January 26, 2007, Genelabs signed a patent option and assignment agreement with a third party. In May of 2007 the option was exercised and the patents were assigned to a third party that will seek to monetize the intellectual property rights.

HCV Diagnostic Licenses.  After its discovery of certain polypeptide regions of HCV, Genelabs entered into a royalty-bearing license agreement with Pasteur Sanofi Diagnostics, which was acquired by Bio-Rad Laboratories, Inc. in 1999. We have also granted certain rights to our HCV patents to Chiron Corporation (Novartis AG) and Ortho Diagnostic Systems. We receive royalties from Bio-Rad pursuant to the terms of the Pasteur Sanofi license. The agreements with Chiron and Ortho do not provide for royalties.

Patents

Because we are a discovery stage company, we seek broad patent protection for our proprietary technologies and potential products in the U.S. and internationally in order to secure the broadest rights from our efforts. We do not have significant revenue from approved products and cannot identify specific of our patents that will yield significant value in the future. We own over 50 issued U.S. patents, including six issued in 2007, and have numerous patent applications currently in prosecution. Our patents cover compounds discovered in the course of our drug discovery programs, Prestara, our HEV and HGV discoveries, and other proprietary technologies. We also own corresponding international patents that cover similar claims to our U.S. patents. Additionally, Genelabs has exclusive and non-exclusive licenses under a number of patents and patent applications owned by third parties. Finally, we possess many pending patent applications covering our novel chemistries and drug discovery technologies and other proprietary technologies, but we cannot estimate how many of these pending patent applications, if any, will be issued as patents.

Genelabs® and the Genelabs logo are registered trademarks, and Prestaratm, Anastar and Aslera are trademarks of Genelabs Technologies, Inc. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Genelabs.

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

Preclinical Testing.  In the U.S., prior to the testing of a new drug in human subjects, the FDA requires the submission of an IND, which consists of, among other things, results of preclinical laboratory and animal tests, information on the chemical compositions, manufacturing and controls of the products, a protocol, an investigator’s brochure and a proposed clinical program. Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation. Unless the FDA objects, the IND becomes effective 30 days after receipt by the FDA. FDA objection to the initiation of clinical trials is not uncommon, and the FDA may request additional data, clarification or validation of data submitted, or modification of a proposed clinical trial design.

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

Marketing and Distribution.  The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of the NDA for approval of the marketing and commercial shipment of a new drug. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or other testing. Even if additional testing data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval or it may limit the scope of any approval it does grant. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur or are first discovered after the product reaches the market. The FDA may also require post-approval testing and surveillance programs to monitor the effect of products that have been commercialized and the FDA has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

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

Employees

As of December 31, 2007, Genelabs had approximately 76 full-time equivalent employees, of whom 58 were involved in research and development and 18 were in administration. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage due to a labor dispute.

On January 30, 2008, we announced the resignation of James A. D. Smith as President and Chief Executive Officer, effective January 29, 2008. We are currently searching for his replacement, and our Executive Chairman, Irene A. Chow, Ph.D., and our Chief Financial Officer, Frederick W. Driscoll, have assumed leadership responsibilities until a successor is appointed.

Item 1A.	Risk Factors.

There are a number of risk factors that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist, but the following risks in particular should be considered, in addition to other information in this Annual Report on Form 10-K.

Risks Related to Genelabs

We may not be profitable in the near future or at all and in order to carry out our business plans we will require additional funds that may not be available.

We have incurred losses each year since our inception and have accumulated approximately $240 million in net losses through December 31, 2007, including a net loss of $2.3 million for the year ended December 31, 2007 and a net loss of $8.7 million for the year ended December 31, 2006. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations into 2010. Thereafter, we will require additional capital to carry out our business plans.

Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Our liquidity and capital resources will also be impacted by the discontinuation of ongoing research funding upon conclusion of the research phase of our collaboration with Novartis. We also may not be able to obtain additional sources of funding by entering into new collaborations.

Our existing collaborations may fail. We expect to seek additional collaborative arrangements, which may not be available to us, to develop and commercialize our drug candidates in the future. Even if we are able to establish acceptable collaborative arrangements in the future, they may not be successful.

Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to enter into collaborations with pharmaceutical and larger biotechnology companies. We have received no revenue from the sale of drugs. To date, almost all of our revenue has come from collaboration agreements. We have previously entered into collaborations with Novartis, Gilead, GlaxoSmithKline, Watson, Tanabe and other companies and we may enter into future collaborations with these or other companies. Our collaborators may breach their contracts, or our collaborators may not diligently and successfully develop and commercialize the results of our research. Alternatively, our collaborators may place limits on our ability to undertake research in competition with our collaborative project(s) and may not continue to successfully develop and commercialize the results of our research, and GlaxoSmithKline may choose not to continue developing the hepatitis E vaccine that it has been developing under a license from us.

We are dependent on our collaborators to successfully carry out preclinical and clinical development, to obtain regulatory approvals, and/or to market and sell any products arising from the research and/or development conducted by us or the collaborator under such agreements. Factors that may cause our collaborators to fail in these efforts include: problems with toxicity, bioavailability or efficacy of the product candidate, difficulties in manufacture, problems in satisfying regulatory requirements, emergence of competitive product candidates developed by the collaborator or by others, insufficient commercial opportunity, problems the collaborators may have with their own contractors, lack of patent protection for our product candidates or claims by others that it infringes their patents or other intellectual property rights.

Collaboration on a project also may result in disputes with the collaborator over the efforts by us and/or the collaborator, the achievement of milestones or rights to intellectual property. If we fail to perform all of our obligations, our collaborators may withhold further funding, seek to seize control over our intellectual property and other assets, and/or assert claims for damages against us. In the course of the collaboration our collaborator may obtain know-how that enables it to compete with us in the same area of research and/or development. Because research and development results are unpredictable, we and our collaborators may not achieve any of the milestones in the collaboration agreements. We may also find it difficult to advance to the preclinical stage with some of our newer drug candidates if we are unable to find a suitable collaborator and we may not be able to negotiate new collaboration agreements on favorable terms or at all.

Although we met the standards for continued listing on the Nasdaq Capital Market as of the end of the 2007 fiscal year, our share price has recently traded below $1.00. There is no guarantee that we will be able to regain compliance with these standards and avoid delisting in the future, which may substantially decrease the value of your investment in Genelabs.

To remain listed on the Nasdaq Capital Market we must have a share price of not less than $1.00 for thirty (30) consecutive days pursuant to Nasdaq Marketplace Rule 4310(c)(4)(Nasdaq Minimum Bid Price Rule), a market value of at least $35 million, or at least $2.5 million in shareholders’ equity. In the 2007 fiscal year, our market value fluctuated between approximately $35 million and approximately $90 million. Starting on March 10, 2008, our stock has had a trading price of less than $1.00 per share. If the highest closing bid price continues to be less than $1.00 per share for thirty consecutive trading days, we will automatically receive a deficiency notification letter from Nasdaq and will automatically be granted a grace period of 180 business days in which to cure the deficiency. If, at the end of the first grace period, we would qualify for listing under one of the alternative initial Nasdaq Capital Market listing standards (except for the Nasdaq Minimum Bid Price Rule), and we have not issued any information indicating that we no longer satisfy the initial listing criteria, we will automatically be afforded a second grace period of 180 business days. If at the end of the grace period we are unable to maintain compliance with the Nasdaq Minimum Bid Price Rule, we will be issued a delisting letter, which we may appeal at that time. Delisting from the Nasdaq Capital Market would adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and likely impair our ability to raise additional funds.

Many of our drug candidates are still in the early stages of development, and all of our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to identify drug candidates that are successfully developed and tested, we will not be successful.

The success of our business depends primarily upon our ability, and our collaborators’ ability, to develop and commercialize our drug candidates successfully. Our drug candidates are in various stages of research and development and must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA or other regulatory authorities for sale. To satisfy these standards, we and/or our collaborators must engage in expensive and lengthy testing of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing competitive drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	if approved for commercial sale, be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in clinical trials, and promising results from earlier clinical trials of a drug candidate may not be replicated in later clinical trials. Findings in non-clinical studies conducted concurrently with clinical trials could result in abrupt changes in our development activities, including the possible cessation of development activities associated with a drug candidate. Furthermore, results from our clinical trials may not meet the requirements of the FDA or other regulatory authorities for approval of a drug candidate.

We and many other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials, and may not be predictive of the likelihood of approval of a drug candidate for commercial sale.

The financial terms of future collaborative or licensing arrangements could result in dilution of our share value.

Funding from collaboration partners and others has in the past and may in the future involve issuance by us of our shares. Because we do not currently have any such arrangements, we cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined, or when such determinations will be made. Any such issuance could result in dilution in the value of our issued and outstanding shares.

We may be unable to obtain patents or protect our intellectual property rights, or others could assert their patents against us.

Agency or court proceedings could invalidate our current patents, or patents that issue on pending applications. Our business would suffer if we do not successfully defend or enforce certain of our patents, which would result in the loss of proprietary protection for our related technologies and products. Patent litigation may be necessary to enforce patents to determine the scope and validity of our proprietary rights or the proprietary rights of another.

Although we have obtained several patents and have filed additional patent applications covering compounds from our HCV drug discovery programs, not all of these HCV applications have issued and our issued patents may be subject to challenge. A number of patents have issued to Genelabs covering our drug discovery technologies and methods related to the control of viral infections and a number of additional patent applications are pending, all of which are subject to similar uncertainties.

The active ingredient in Prestara is prasterone, more commonly known as dehydroepiandrosterone, or DHEA. Genelabs licensed two United States patents covering uses of DHEA in treating lupus from Stanford University in 1993. The Stanford patents expire in 2012 and 2013, and the license expires when the patents expire. We hold a U.S. patent that expires in 2020 and several corresponding foreign patents claiming pharmaceutical formulations of DHEA in certain purified polymorphic forms. However, because DHEA is a long-known naturally-occurring hormone, we believe there are no valid composition of matter patents in existence that claim the DHEA chemical compound itself. Consequently, competitive products containing DHEA are currently available as dietary supplements in the United States and other countries. We have also obtained patents covering additional uses for Prestara and various other pharmaceutical formulations.

If another company successfully brings legal action against us claiming our activities violate or infringe their patents, a court may require us to pay significant damages and prevent us from using or selling products or technologies covered by those patents. Others could independently develop the same or similar discoveries and may have priority over any patent applications we have filed on our discoveries. Prosecuting patent priority proceedings and defending litigation claims can be very expensive and time consuming for management. In addition, intellectual property that is owned by others and is important for advancing our drug discovery or development efforts might exist now or in the future. We might not be able to obtain licenses for products or technologies that are necessary to pursue research, development or commercialization of promising products.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

As part of our process of conducting drug discovery research and any future clinical trials we may rely on third parties such as medical institutions, preclinical and clinical investigators, contract laboratories and contract research organizations. We may also rely on contract manufacturers for supply of active ingredients and formulated material for use in preclinical and clinical development. We depend on Novartis, Gilead and GlaxoSmithKline to conduct preclinical and clinical development, to obtain regulatory approval and to manufacture and commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain or material they provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Additionally, our collaboration partners may have alternative product candidates that they may elect to favor over our product candidates. If they do not elect our product candidates for further development, our ability to advance in the preclinical and clinical development may be impaired or precluded.

The results of our clinical trial of Prestara, Genelabs’ drug candidate for systemic lupus erythematosus, were not positive, substantially decreasing the probability that Prestara will ever be approved for marketing and thus diminishing our business prospects.

In order to satisfy conditions set by the FDA, we conducted a Phase III clinical trial of Prestara on women with lupus taking glucocorticoids, using bone mineral density as the trial’s primary endpoint. Prestara is a pharmaceutical formulation containing highly purified prasterone, the synthetic equivalent of dehydroepiandrosterone, or DHEA, a naturally occurring hormone. This clinical trial did not demonstrate a statistically significant difference between the bone mineral density of the group of patients taking Presrara and the group taking placebo. Additionally, the trial was not specifically designed to demonstrate, and in fact did not demonstrate, a statistically significant benefit in secondary endpoints such as amelioration of lupus symptoms.

A clinical trial of prasterone (the active ingredient in Prestara) was conducted by Genovate Biotechnology Co., Ltd., or Genovate, a Taiwan-based company that has a license from us for Prestara in most Asian countries. In April 2005, we announced that this clinical trial did not meet its primary endpoint, bone mineral density at the lumbar spine. Because both our and Genovate’s clinical trials did not meet their primary endpoints, the FDA will not approve Prestara without another positive pivotal Phase III clinical trial.

Despite our agreement with the FDA on a Special Protocol Assessment for the approval of Prestara for the treatment of lupus, it may not be possible for a third party to implement a trial that would successfully provide results sufficient to obtain FDA approval.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us.

The biotechnology industry is highly competitive and characterized by rapid and significant technological change. The creation of the type of compounds we seek to discover requires sophisticated and expensive lab equipment and facilities, a team of scientists with advanced scientific knowledge in many disciplines such as chemistry, biochemistry and biology, and time and effort. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Many of these organizations are also pursuing the discovery and development of new drugs to treat infection with the hepatitis C virus, and some are at a more advanced stage of development. Any of these organizations may discover, develop or commercialize products that are more effective, safer or less costly than those that we are developing. Our competitors may also complete enrollment in their clinical trials and obtain FDA or other regulatory approval for their products more rapidly than we can. In addition, other therapies that do not incorporate the use of our products could prove to be more clinically or cost effective treatments, which would adversely affect our potential revenues. For example, there are institutions engaged in the research and development of a vaccine to prevent HCV infection. The availability of such a vaccine could have an adverse effect on our existing revenues from sales of products treating HCV infection and could materially and adversely affect our expected revenue from our HCV projects.

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

Multiple large, international Phase III studies are ongoing or about to commence around the world with other new investigational lupus therapies and may compete with a limited pool of patients needed for a Prestara Phase III study. Due to the need for a global study, the competitive landscape for lupus studies may significantly drive up the costs of a study.

We may be unsuccessful in finding a collaboration partner for Prestara, which could harm our ability to recover our investment in Prestara.

We have indicated that our plan is to externalize the development and financial responsibility for Prestara, which may involve a collaboration with a large pharmaceutical company. We may have difficulty finding a collaboration partner because of the following:

•	Prestara’s history of failed clinical trials;

•	The costs and duration of a study, which may be adversely affected by the following factors, among other risks discussed throughout this report:

•	the absence of a suitable contract manufacturer

•	the absence of an existing supply of Prestara drug compound suitable for use in a clinical trial

•	a limited pool of suitable patients available for a trial

•	future exposure to market risk for changes in foreign currency exchange rates;

•	The inherent risks associated with clinical trials and regulatory approval;

•	Limited scope and duration of intellectual property rights to Prestara (prasterone);

•	The fact that we do not own the marketing rights to Prestara in North America and Asia (except Japan); and

•	General market conditions.

If we are unable to find a collaboration partner or negotiate favorable terms, we may not be successful in monetizing our Prestara assets, which may adversely affect our business prospects and stock price.

Difficulties in financing and integrating future in-licensed or acquired drug programs could have a material adverse impact on our future growth.

We intend to pursue a strategy of in-licensing or acquiring compatible drug programs and/or forming research collaborations or joint ventures. There can be no assurance that we will successfully complete or finance any such transaction or that any such transaction will be completed at prices or on terms that prove to be advantageous to us. Any such transaction may also involve a number of other risks, including:

•	the difficulty and expense of assimilating any related technology and personnel;

•	our inability to maintain any related relationship with key third parties;

•	potential exposure to legal claims relating to the licensed program; and

•	the diversion of our management’s attention from our existing programs

In addition, any such program could fail to be scientifically or commercially viable, could prove dilutive to existing stockholders and could deplete existing cash resources.

Any of these risks could have an adverse effect on our operations.

We may be unable to attract or retain key personnel.

Our ability to develop our business depends in part upon our attracting and retaining qualified management and scientific personnel. The loss of key personnel, significant salary increases to retain key personnel or the failure to recruit additional key personnel could significantly impede the attainment of our objectives and harm our financial condition and operating results. Additionally, recent and proposed laws, rules and regulations increasing the liability of directors and officers may make it more difficult to retain incumbents and to recruit for these positions.

Our collaboration with Novartis requires us to dedicate a specified level of scientific personnel to work on the project during the research phase of the collaboration. We are likely to have similar obligations under any future collaborations with new prospective collaborators. Because of these obligations, we may not have sufficient personnel to continue to advance our unpartnered drug discovery programs. As the number of qualified personnel is limited and our financial ability to attract a depth of top talent is constrained, competition for such staff is intense. Further, our collaboration with Novartis specifies the funding rates for Genelabs’ scientific personnel working on the collaboration, which means we bear the risk of any personnel cost increases. We may not be able to continue to attract or retain qualified people on acceptable terms, given the competition for qualified people with similar qualifications among biotechnology, pharmaceutical and healthcare companies, universities and nonprofit research institutions.

On January 30, 2008, we announced the resignation of James A. D. Smith as President and Chief Executive Officer, effective January 29, 2008. We are currently searching for his replacement, and our Executive Chairman, Irene A. Chow, Ph.D., and our Chief Financial Officer, Frederick W. Driscoll, have assumed leadership responsibilities until a successor is appointed.

Our facilities are located near an earthquake fault, and an earthquake could disrupt our operations and adversely effect our financial results.

All of our operations are conducted in a single facility built on landfill in an area of California near active geologic faults that historically have caused major earthquakes from time to time. The office park where the facility is located is approximately at sea level behind levees sheltering the buildings from the San Francisco Bay. In the event of a significant earthquake, we could experience significant damage and business interruption for which we are not insured.

Industry Risks

Our activities involve hazardous materials and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous materials, including infectious agents, chemicals and various radioactive compounds. Our organic chemists use solvents, such as chloroform, isopropyl alcohol and ethanol, corrosives such as hydrochloric acid and highly flammable materials, some of which are pressurized, such as hydrogen. We use radioactive compounds in small quantities under a license from the State of California, including Carbon(14), Chromium(51), Hydrogen(3), Iodine(125), Phosphorus(32), Phosphorus(33) and Sulfur(35). Our biologists use biohazardous materials, such as bacteria, fungi, parasites, viruses and blood and tissue products. We also handle chemical, medical and radioactive waste, which are byproducts of our research. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Federal, state and local governments may adopt additional laws and regulations affecting us in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, current or future laws or regulations.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims if someone alleges that the use of our products injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. Although we currently have product liability insurance coverage in amounts that we believe are customary for companies of our size and in our industry and sufficient for risks we typically face, we may not be able to maintain this type of insurance in a sufficient amount in the future. Further, there is no assurance that product liability insurance will continue to be available in the future at a cost or on acceptable terms or with adequate coverage against potential liabilities that could harm our business by requiring us to use our resources to pay potential claims.

Risks Relating to Owning Our Stock

Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.

The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2007 and December 31, 2007, the price of our common stock fluctuated between $2.67 and $1.26 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, due partly to our low average daily trading volume, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock.

In addition, numerous events occurring outside of our control may also impact the price of our common stock, including:

•	progress of our products through the regulatory process;

•	results of preclinical studies and clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory actions affecting our products or our competitors’ products in the United States or foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	historical or anticipated fluctuations in our operating results;

•	comments or estimates made by securities analysts;

•	general market conditions for emerging growth, biotechnology and pharmaceutical companies;

•	broad market fluctuations; and

•	economic conditions in the United States or abroad.

Because the average daily trading volume of our common stock is low, the ability to sell our shares in the secondary trading market may be limited.

Because the average daily trading volume of our common stock is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange listed companies, which could limit the ability to sell our shares in the secondary trading market.

Exercise of outstanding options and warrants will dilute shareholders and could decrease the market price of our Common Stock.

As of December 31, 2007, we had issued and outstanding approximately 43,256,000 shares of Common Stock and outstanding options and warrants to purchase approximately 11,656,000 additional shares of Common Stock. The existence of the outstanding options and warrants may adversely affect the market price of our Common Stock and the terms under which we could obtain additional equity capital.

Changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 has previously required us to make changes to some of our corporate governance practices. Because we are currently a smaller reporting company, we presently do not have to comply with parts of Section 404 of the Sarbanes-Oxley Act, which requires an annual report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. The SEC has recently proposed extending this deadline so that beginning with 2009 our auditors will again be required to issue a report addressing those assessments. Additionally, if our market capitalization increases significantly and we become an accelerated filer, our auditors may need to issue such a report for fiscal year 2008. The implementation of these compliance matters will likely result in an increase in our related expenses. We also may determine that we do not have effective controls over financial reporting. There may be other accounting or regulatory changes enacted in the future that would have a disproportionate impact on us compared to other companies because of our small size and our lack of product revenue to provide a source of funds to pay for compliance with the changes, among other reasons.

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

We lease our principal research, clinical development and office facilities under an operating lease expiring in November 2011. This location encompasses approximately 50,000 square feet located in Redwood City, California, with an annual base rent averaging approximately $1,026,000 over the remaining term of the lease. Genelabs believes that its present facility is adequate for its current needs and that suitable additional or substitute space is available if we choose to relocate our operations.

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

	High	Low

2006
1st Quarter	$2.30	$1.73
2nd Quarter	2.55	0.70
3rd Quarter	1.67	1.01
4th Quarter	1.89	1.31
2007
1st Quarter	$2.11	$1.26
2nd Quarter	2.67	1.61
3rd Quarter	2.40	1.74
4th Quarter	2.10	1.18

As of February 29, 2008, there were approximately 615 holders of record of Genelabs Common Stock.

Genelabs has never declared or paid any cash dividends on its capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The following table represents certain information with respect to our equity compensation plans as of December 31, 2007, including our 1995 Stock Option Plan, our 2001 Stock Option Plan, 2007 Omnibus Stock Incentive Plan and our 2001 Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance
	Number of Securities to be	Exercise Price	Under Equity
	Issued Upon Exercise of	of Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock Option Plans	3,558,000	$4.05	2,421,000
Stock Purchase Plan	—	—	791,000

Equity compensation plans not approved by security holders	—	—	—

Total	3,558,000	$4.05	3,212,000

Genelabs’ equity compensation plans do not contain evergreen provisions.

Recent Sales of Unregistered Securities.

On February 14, 2007, we completed the sale of approximately 5,814,000 shares of our common stock and warrants to purchase approximately 1,744,000 shares of our common stock for gross proceeds of $10 million. In conjunction with this sale, we issued an additional 227,000 warrants to purchase our common stock which were provided to our placement agent, Oppenheimer & Co., Inc. The warrants that were sold to Oppenheimer & Co. are unregistered but offered pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder and have an exercise price of $1.65 per share and a five-year exercise period.

In June 2006, we completed the sale of approximately 6,100,000 shares of our common stock and warrants to purchase approximately 2,500,000 shares of our common stock for gross proceeds of $9.0 million. In conjunction with this sale, we issued an additional 298,000 warrants to purchase our common stock, which were provided to our placement agent, Oppenheimer & Co., Inc. The warrants that were sold to Oppenheimer & Co. are unregistered but offered pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and have an exercise price of $1.42 per share and a five-year exercise period.

PERFORMANCE MEASUREMENT COMPARISON

The following graph and table show the change in our cumulative total shareholder return for the last five fiscal years, based upon the market price of our common stock, compared with: (i) the cumulative total return on Nasdaq Stock Market Index and (ii) the Nasdaq Pharmaceuticals Index. The graph assumes a total initial investment of $100 as of December 31, 2002, and shows a “Total Return” that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT

Index Description	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Genelabs Technologies, Inc.	100.0	167.5	71.0	21.9	17.3	15.0
NASDAQ Stock Market	100.0	149.5	162.7	166.2	182.6	198.0
NASDAQ Pharmaceuticals	100.0	146.6	156.1	171.9	168.3	177.0

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Genelabs under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data.

The following selected financial data should be read together with the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007 and 2006 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005, 2004 and 2003 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Total revenue	$16,880	$11,209	$6,849	$5,556	$2,916
Research and development expenses	14,993	13,620	12,205	15,113	16,838
General and administrative expenses	6,745	7,008	5,958	6,505	6,484
Loss from continuing operations	(2,335)	(8,685)	(10,842)	(15,793)	(20,322)
Net loss	(2,335)	(8,685)	(10,842)	(13,511)	(19,807)
Loss per common share from continuing operations	(0.07)	(0.41)	(0.61)	(0.90)	(1.59)
Net loss per common share — basic and diluted	(0.07)	(0.41)	(0.61)	(0.77)	(1.55)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, current restricted cash and short-term investments	$37,575	$18,560	$10,211	$26,508	$26,530
Working capital	31,314	9,831	5,458	18,999	22,379
Total assets	42,894	22,072	12,661	29,383	29,866
Shareholders’ equity	32,704	3,006	2,347	12,947	22,815

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for 2008 and later periods of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in 2008 and later periods by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.

Genelabs Technologies, Inc., referred to as Genelabs or the Company, is a biopharmaceutical company focused on the discovery and development of pharmaceutical products to improve human health. The Company has built drug discovery capabilities that can support various research and development projects. The Company is currently concentrating these capabilities on discovering novel compounds that selectively inhibit replication of the hepatitis C virus, or HCV, and advancing preclinical development of compounds from this hepatitis C virus drug discovery program. The Company also has late-stage products for lupus and hepatitis E.

A number of events have impacted the business and results of Genelabs during 2007.

In January 2007, we completed the sale of our remaining equity securities in Genovate Biotechnology Co., Ltd. (“Genovate”), a leading Taiwan-based specialty pharmaceutical company formed by Genelabs and other investors in 1995. In the transaction, Genelabs sold 7.1 million shares of Genovate stock for 10.00 New Taiwan Dollars per share, before deducting fees and taxes, which was equivalent to approximately U.S. $2.2 million in gross proceeds.

In February 2007, we completed the sale of approximately 5.8 million shares of our common stock and warrants to purchase approximately 1.7 million shares of our common stock for gross proceeds of $10 million. The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds were approximately $9.1 million after deducting costs related to the placement.

In October 2007, we completed the sale of approximately 12.9 million shares of our common stock and warrants to purchase approximately 2.6 million shares of our common stock for gross proceeds of $23.7 million. The warrants have an exercise price of $2.08 per share and a term of five years. Net proceeds were approximately $21.4 million after deducting costs related to the placement.

In November 2007, we announced that we regained full development and licensing rights in Japan for our investigational lupus drug Prestara under the terms of a termination agreement between the Company and Mitsubishi Tanabe Pharma Corporation.

As of the filing of this Annual Report on Form 10-K, we do not satisfy the listing requirements of the Nasdaq Capital Market, requiring a minimum bid price, which could result in the delisting of us from that exchange.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The following are critical accounting estimates that are important to understanding our financial condition and results of operations as presented in the consolidated financial statements.

Revenue Recognition.  Revenue from nonrefundable up-front fees where we continue involvement through a collaboration or other obligation is initially classified as “unearned contract revenue”, a liability on our consolidated balance sheet. We subsequently amortize unearned contract revenue into “contract revenue” in the consolidated statement of operations. We base the amortization period for each agreement on our estimate of the period over which we have significant obligations under the contract. We continually review the bases for our estimates and we may change the estimates if circumstances change. These changes can significantly increase or decrease the amount of revenue and, in turn, the amount of net loss we report in our consolidated financial statements. For example, if longer periods were estimated our revenue would be lower and our net loss would be higher. Conversely, if a shorter period were estimated, our revenue would be greater and the net loss lower. As discussed further below, during 2007, we shortened the amortization period for unearned revenue under our collaborations with the Novartis, Gilead and Tanabe.

For arrangements with multiple deliverables, we allocate the revenue among the deliverables based on objective and reliable evidence of each deliverable’s fair value. Genelabs’ management considers the amortization periods for each of the up-front payments as critical accounting estimates.

Unearned contract revenue at December 31, 2007 was from two different sources as discussed further below.

At December 31, 2007, a majority of our unearned contract revenue is related to an up-front payment from Novartis under a research collaboration and license agreement we entered into in 2006. When the agreement was signed we received an up-front payment of $12.5 million that we recorded as unearned revenue and began amortizing over a three-year period ending June 2, 2009. The three-year period was based on an initial two-year term of our research obligations to Novartis plus an additional one-year extension. The one-year extension was at Novartis’ sole option and, under the terms of the collaboration, was required to be exercised during the fourth quarter of 2007. Novartis did not exercise the option and, as a result, during the fourth quarter of 2007, we shortened the amortization period for the remaining unearned contract revenue to end on June 2, 2008. As of December 31, 2007, $5.2 million of unearned contract revenue was related to the up-front payment received from Novartis, all of which was classified as current. In addition to the up-front payment, Novartis is also obligated to pay us ongoing research funding through the end of the research collaboration that we recognize proportionately as the related services are performed.

During 2007, we also amortized unearned contract revenue related to an up-front payment from Gilead under a research collaboration and license agreement we entered into in 2004. When the agreement was signed we received an up-front payment of $8 million that we began amortizing over a four-year period ending September 30, 2008. The four-year period was based on an initial three-year term of our research obligations to Gilead plus an additional one-year extension. The one-year extension was at Gilead’s sole option and, under the terms of the collaboration, was required to be exercised during the second quarter of 2007. Gilead did not exercise the option and, as a result, during the second quarter of 2007, we shortened the amortization period for the remaining unearned contract revenue to end on September 30, 2007. As a result, as of December 31, 2007, there was no unearned contract revenue remaining in our consolidated balance sheet under the Gilead collaboration. In addition to the up-front payment, Gilead also paid us ongoing research funding through the end of the collaboration that we recognized proportionately as the related services were performed.

During 2007, we also amortized unearned contract revenue related to two separate agreements for Prestara, Genelabs’ investigational drug for lupus as discussed further below.

We licensed exclusive rights to Prestara for North America to Watson Pharmaceuticals, Inc (Watson). We received a nonrefundable up-front payment when we signed the agreement in 2000. Genelabs’ management believes that its significant obligations under the agreement extend to the time when regulatory decisions are made to approve Prestara in the territory licensed, if Prestara were to be approved, or until further development of Prestara under the collaboration is terminated. As a result, we are amortizing the up-front payment over the estimated development period for Prestara in the United States that we currently estimate to end on December 31, 2012. The end date is based upon our discussions with the FDA about the specifications for another clinical trial that will be required as part of the NDA approval process for Prestara in the United States and our expectations regarding the length of time it will take to externalize the development and financial responsibility for the trial. As of December 31, 2007 we have unearned contract revenue of $0.6 million under the collaboration, of which $0.1 million was classified as current.

We previously licensed exclusive rights to Prestara for Japan to Tanabe. We received a $2.0 million nonrefundable up-front payment when we signed the agreement in 2004. We entered into a termination agreement with Tanabe in November 2007. Under the terms of the termination agreement, no payments were made by either party and there are no significant future obligations of either party. As a result, during the fourth quarter of 2007 we recognized all remaining unearned contract revenue under the collaboration. Prior to the termination, we were amortizing the up-front payment over the development period for Prestara in Japan that we had estimated to end on December 31, 2015.

We believe we are using the most appropriate revenue recognition periods as described above based on the facts known to us as of the date of the filing of this Annual Report on Form 10-K. However, further actions taken by the FDA, decisions made by our collaborators, our success in securing a third party to fund the Prestara clinical trial, or other changes in circumstances after the filing of this Annual Report on Form 10-K may either reduce or lengthen the remaining period over which we record unearned contract revenue into the statement of operations. Additionally, in the event that we and/or our current collaborators elect to terminate a research program, we may be required to record all of the remaining related unrecognized revenue at the time of cancellation; however, this revenue may be offset in whole or part by any costs required to terminate the collaboration or research program.

Accounting for Employee Stock Options.  In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), the Company records compensation expense for all stock-based awards made to employees and directors. Under SFAS 123R, we record compensation expense for stock options that are ultimately expected to vest in our consolidated statements of operations based on an estimate of the fair value of the options when they are issued. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes.

The total share-based compensation expense recognized for the years ended December 31, 2007 and 2006 was $1.0 million and $0.8 million, respectively. As of December 31, 2007, total compensation cost related to non-vested stock awards not yet recognized was $2.8 million, which will be expensed over a weighted average period of 2.4 years.

Prior to 2006, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” referred to as SFAS 123, we applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option plans. Accordingly, we accounted for employee stock options based on their intrinsic value and did not recognize compensation expense for employee options granted at fair market value or higher. In the notes to our financial statements we separately disclose the pro forma effects on reported net loss and loss per share for 2005 as if compensation expense had been recognized based on the fair value method using the Black-Scholes option pricing model.

To value our options under the provisions of both SFAS 123 and SFAS 123R, we made assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Additionally, as share-based compensation expense for stock options recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the share-based compensation expense related to stock options has been reduced for estimated forfeitures. Genelabs management believes that these estimates are subjective, and notes that changes in any of these assumptions, particularly the volatility assumption, would increase or decrease the accounting value of the option and correspondingly increase or decrease the net loss and loss per share as reported in our consolidated statement of operations in 2007 or 2006 or the pro forma disclosures for 2005.

Results of Operations

Years Ended December 31, 2007 and 2006

Summary

Our 2007 net loss was $2.3 million, as compared to a net loss of $8.7 million in 2006. The lower net loss in 2007 is primarily due to:

•	higher revenue recognized from the up-front payments received under our collaborations with Novartis, Gilead and Tanabe after we shortened the related revenue recognition periods for these arrangements during 2007;

•	higher revenue from ongoing research funding under our collaboration with Novartis that began in June 2006; and

•	2006 expenses that did not recur in 2007, including:

•	financial advisory and other fees related to signing the Novartis collaboration in 2006; and

•	expenses for our employee incentive bonus compensation program after we met board-specified criteria resulting in the removal of payment contingencies in 2006.

Partially offsetting the above decreases in our net loss were:

•	decreased revenue from ongoing research funding under our collaboration with Gilead after the research phase ended in September 2007;

•	increased drug discovery expenses as a result of an increase in the number of scientists that we employ; and

•	a gain recognized upon disposition of our remaining equity investment in Genovate Biotechnology Co.

A more detailed discussion of the changes in our consolidated statement of operations follows.

Revenue

Revenues were as follows by major source for 2007 and 2006 (in thousands):

	2007	2006

Contract revenue:
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$8,138	$4,335
HCV nucleoside compound drug discovery research collaboration (Gilead)	6,470	5,690
Prestara collaborations (Watson Pharmaceuticals, Inc. and Tanabe Seiyaku Co., Ltd.)	1,343	512

Total contract revenue	15,951	10,537
Royalty revenue	929	672

Total revenue	$16,880	$11,209

In 2007 and 2006 our most significant sources of revenue were from our collaborations with Novartis and Gilead.

Under the Novartis collaboration, we are conducting joint research to discover non-nucleoside compounds that inhibit the replication of HCV. Upon signing the collaboration agreement in June 2006, we received a nonrefundable, up-front payment of $12.5 million from Novartis and we are also entitled to ongoing funding for work we perform during the research term of the collaboration. We currently expect the research phase of this collaboration to be completed on June 2, 2008, in accordance with the contractual end date. In 2007 we recognized revenue of $8.1 million under the collaboration, including $4.8 million from amortization of the up-front license fee and $3.3 million for research funding. The increase in revenue from Novartis in 2007 as compared to 2006 is primarily the result of the full year effect of revenue under the collaboration that began in June 2006. Additionally, as discussed further under Critical Accounting Policies above, during the fourth quarter of 2007, we shortened the amortization period for recognizing the up-front payment by one year to end on June 2, 2008. We expect our collaboration with Novartis to be our most significant source of revenue in 2008.

The Gilead collaboration, which was signed in 2004, is focused on discovering nucleoside compounds that inhibit the replication of HCV. Upon signing the collaboration agreement, we received a nonrefundable, up-front payment of $8.0 million from Gilead in addition to quarterly research payments aggregating approximately $11.2 million over the research term of the collaboration that ended on September 30, 2007. In 2007, we recognized contract revenue of $6.5 million under the collaboration, comprised of $3.5 million for the remaining balance of the up-front license fee and $3.0 million for ongoing research funding. Revenue under the agreement increased in 2007 as compared to 2006 after we shortened the amortization period for unearned contract revenue under the collaboration to coincide with the end of the research phase of the collaboration on September 30, 2007. See additional discussion of this change in Critical Accounting Policies above.

In 2007, our revenue related to Prestara increased by $0.8 million compared to 2006 primarily due to an acceleration of revenue recognition under the Tanabe collaboration after we agreed with Tanabe to terminate the agreement in the fourth quarter of 2007. See additional discussion of this change in Critical Accounting Policies.

In addition, we received royalties from other parties that aggregated approximately $0.9 million in 2007, compared to $0.7 million in 2006.

Operating Expenses

The following table shows our two major categories of operating costs for 2007 and 2006 (in thousands):

	2007	2006	Change

Research and development	$14,993	$13,620	+10%
General and administrative	6,745	7,008	−4%

Total operating expenses	$21,738	$20,628	+5%

All operating expenses are related to Genelabs’ business of discovering and developing pharmaceutical products as explained in more detail below.

Research and Development Expenses

We are in the business of drug discovery and development and have not developed any products that have been approved for sale. Due to the nature of drug discovery research and development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for producing a potential drug candidate. We also cannot reasonably predict the costs to reach these stages, and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company. Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities. We will continue to explore new drug targets as potential programs and we may hire additional staff for our infectious disease programs in the future that would increase our costs. However, the outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise these expectations and estimates.

Because the majority of our costs are directly related to discovering and developing new drugs, we classify these costs as research and development and expense them as they are incurred. Research and development expenses include salaries and benefits for employees directly involved in these activities, supplies and chemicals used in our laboratories, clinical trial and related clinical manufacturing costs, contract and outside service fees, and allocated facilities and overhead costs.

Research and Development Expenses by Project

Research and development expenses were as follows by major project category for 2007 and 2006 (in thousands):

	2007	2006	Change

Drug discovery (Hepatitis C virus, or HCV)	$9,218	$7,507	+23%
Drug development (Prestara)	756	640	+18%
Support costs and other research and development	5,019	5,473	−8%

Total research and development	$14,993	$13,620	+10%

Drug Discovery

In 2006 and 2007, the majority of our research and development activities were focused on the discovery of new drugs to combat hepatitis C virus infection. Our drug discovery process includes ongoing identification of potential lead compounds, refinement of lead compounds through a process known as lead optimization and continued testing of our preclinical drug candidates. To support the drug discovery process, we have built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Since initiating our first drug discovery program in 1993, we have incurred direct drug discovery costs of approximately $61 million through December 31, 2007. Since early 2002, substantially all of our drug discovery efforts have been concentrated on programs to identify a new drug to combat infection with HCV. We have incurred approximately $32 million under these programs through 2007.

During 2007, we focused on five separate HCV lead optimization research programs. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside program and the other as our non-nucleoside polymerase inhibitor program. We have partnered the nucleoside program with Gilead and the non-nucleoside program with Novartis. The research phase of our collaboration with Gilead ended on September 30, 2007, though we continue to conduct nucleoside research on our own. We are simultaneously utilizing several other different and distinct chemical and mechanistic approaches in pursuing several unpartnered HCV programs. Two of these programs are targeting specific HCV proteins, one known as NS5a and the other as NS4b. The fifth program is directed at inhibiting the function of the HCV replication complex, or replicase, which is comprised of several different HCV-encoded and host-encoded proteins.

Drug discovery costs increased by $1.7 in 2007 compared to 2006 primarily as a result of continued growth in our HCV lead optimization programs, most notably, our unpartnered NS4b and replicase programs that we promoted to lead optimization status during the third quarter of 2007. Overall in drug discovery we showed a 16% increase in the average number of scientists working on these programs in 2007 as compared to 2006. Going forward into 2008, we expect our drug discovery expenses to increase moderately as we experience the full year effect of the scientists hired during 2007.

Drug Development (Prestara)

We began developing Prestara for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara from Stanford University. In April 2007 we announced that we had reached agreement with the FDA on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara. The SPA documents the FDA’s agreement that the design and planned analyses of the study adequately address objectives in support of a NDA submission. The FDA indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We are exploring possible methods of externalizing the development and financing of the new clinical trial outside of Genelabs. In the course of our development efforts for this investigational new drug we have incurred direct costs of approximately $51 million through December 31, 2007.

Expenses for Prestara increased to $0.8 million in 2007 compared to $0.6 million in 2006. The increase is primarily the result of a 2006 $0.6 million reversal of manufacturing costs previously accrued under the program. Offsetting the impact of this reversal is a continued decrease in the number of staff working on the program through 2007 following a clinical trial that did not meet its endpoint in late 2004.

Future development decisions and the future development of Prestara for lupus will depend on a number of factors, including discussions with and actions by the FDA as well as discussions with and actions by our Prestara collaborator. We plan to externalize the development and financial responsibility for the Prestara Phase III trial in 2008 that may further reduce our costs under the program, depending on the timing of the decision.

Support Costs and Other Research and Development

Support costs and other research and development are primarily comprised of costs necessary to maintain our research and development facility and certain company compensation costs. Many of these costs are allocated based on the headcount ratio between research and development and general and administrative. Support costs and other research and development included within research and development operating costs were as follows (in thousands):

	2007	2006	Change

Facility rent, net of sublease income	$826	$1,051	−21%
Salaries and benefits for lab and facility support personnel	833	861	−3%
Insurance, depreciation and property taxes	766	795	−4%
Utilities, maintenance and security	649	666	−3%
Lab equipment, services and sundry supplies	196	213	−8%
Allocation of incentive bonus compensation	871	1,128	−23%

	2007	2006	Change

Allocation of equity-based compensation	751	650	+16%
Other costs	127	109	+17%

Total support and other research and development costs	$5,019	$5,473	−8%

The decrease in the overall costs was primarily the result of lower facility rent and incentive bonuses recorded in 2007 compared to 2006. In late 2006 we renegotiated our facility lease terms that led to the decrease in our rent costs for 2007. In 2006 we recorded higher expenses for our employee incentive bonus compensation program after we met board-specified criteria resulting in the removal of payment contingencies in the first half of the year. In 2005 we had reduced the incentive bonus amount due to contingencies our board of directors had established at the time for the payment of certain bonuses.

Partially offsetting the decreases in support and other research and development costs was increased equity-based compensation expense resulting from stock options granted under our equity-based compensation plans approved by shareholders in June 2007.

Other costs included in support costs and other research and development were generally comparable in 2007 and 2006.

In 2008, we do not expect support costs and other research and development, other than equity-based compensation expense, to increase significantly compared to the 2007 expenses if we maintain our same level of operations as currently planned. In 2008, our costs for the incentive bonus program will depend on our meeting board-established corporate objectives.

General and Administrative

In 2007, general and administrative expenses decreased to $6.7 million from $7.0 million in 2006. General and administrative expenses consist primarily of personnel costs for executive management, finance, legal, business development and human resources departments, as well as professional expenses, such as legal and audit, and allocated facilities costs such as rent and insurance. The overall decrease in general and administrative expenses is primarily the result of a fee paid to a financial advisor related to the collaboration with Novartis that was included in 2006 costs.

We do not currently expect our 2008 general and administrative expenses to increase significantly compared to the 2007 expenses.

Nonoperating Income

During 2007 we recorded a $1.2 million gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. We received approximately $2.2 million in exchange for the shares. Net proceeds from the sale were approximately $2.1 million.

Interest income increased to $1.3 million in 2007 as compared to $0.7 million in 2006 primarily due to a higher average cash balance in 2007.

Years Ended December 31, 2006 and 2005

Summary

Our net loss was $8.7 million for 2006, compared to a net loss of $10.8 million for 2005. The lower net loss in 2006 compared 2005 is primarily due to:

•	higher revenue recognized as a result of our collaboration with Novartis that was signed in 2006; and

•	lower expenses for the development of Prestara.

Partially offsetting the above decreases in our net loss were:

•	increased drug discovery expenses for our HCV drug discovery programs;

•	increased general and administrative expenses for financial advisory and other fees related to the collaboration with Novartis;

•	increased expenses for our employee incentive bonus compensation program; and

•	increased expenses upon the adoption of a new accounting standard that requires recording the estimated value of stock-based compensation in the statement of operations.

Revenue

Revenues were as follows by major source for 2006 and 2005 (in thousands):

	2006	2005

Contract revenue:
HCV nucleoside compound drug discovery research collaboration (Gilead)	$5,690	$5,600
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	4,335	—
Prestara collaborations (Watson Pharmaceuticals, Inc. and Tanabe Seiyaku Co., Ltd.)	512	620

Total contract revenue	10,537	6,220
Royalty revenue	672	629

Total revenue	$11,209	$6,849

In both 2006 and 2005, our most significant source of revenue was from our collaboration with Gilead Sciences, Inc. We recognized contract revenue of $5.7 million under the Gilead agreement in 2006, comprised of $3.7 million in research funding and $2.0 million from amortization of the up-front license fee. Revenue recognized under the collaboration during 2006 was greater than that recognized in 2005 due to an increase in the research funding rate in the fourth quarter of 2006. In 2006 we also recognized revenue from the collaboration with Novartis that we signed in June 2006. In 2006 we recognized revenue of $4.3 million under the collaboration, including $2.4 million from amortization of the up-front license fee and $1.9 million for research funding. In 2006, our revenue related to Prestara decreased by $0.1 million compared to 2005, primarily due to a lengthening of the term we estimated it would take to potentially obtain approval for Prestara in the United States and Japan as discussed further above.

In 2006 we also received royalties that aggregated approximately $0.7 million in 2006, compared to $0.6 million in 2005.

Operating Expenses

Our operating costs were as follows by major category for 2006 and 2005 (in thousands):

	2006	2005	Change

Research and development	$13,620	$12,205	+12%
General and administrative	7,008	5,958	+18%

Total operating expenses	$20,628	$18,163	+14%

Research and Development Expense

Our research and development expenses were as follows by major project category for 2006 and 2005 (in thousands):

	2006	2005	Change

Drug discovery (Hepatitis C virus, or HCV)	$7,507	$5,880	+28%
Drug development (Prestara)	640	2,584	−75%
Support costs and other research and development	5,473	3,741	+46%

Total research and development	$13,620	$12,205	+12%

Costs for our drug discovery programs increased in 2006 as compared to 2005 primarily as a result of continued growth in our HCV drug discovery programs. The largest increase was in our non-nucleoside and HCV NS5a programs. This growth included a 6% increase in the number of scientists we had working on these programs. During 2006 we also entered into a new contract for optimizing the synthesis route and scale-up manufacturing for one of our HCV non-nucleoside preclinical candidates and we conducted additional external preclinical studies of promising compounds.

Expenses for Prestara decreased in 2006 compared to 2005 as we continued to decrease the staff working on the program. The 2006 expenses also include the effect of a $0.6 million reversal of costs previously accrued under the program.

The increase in support costs and other research and development expenses was primarily due to compensation related costs recorded during 2006 as compared to 2005. In 2006 we recorded increased expenses for our employee incentive bonus compensation program after we met board-specified criteria resulting in the removal of payment contingencies in the first half of the year, which was in addition to the incentive bonus compensation program for 2006 related objectives. Additionally, in 2006 we recorded stock-based compensation expense of $0.8 million due to the adoption of SFAS 123R.

General and Administrative

General and administrative expenses increased in 2006 compared to 2005 primarily as a result of a 2006 fee paid to a financial advisor related to the collaboration with Novartis. In 2006 we also recorded higher charges for the employee incentive bonus program and for stock-based compensation due to the adoption of SFAS 123R. These cost increases were partially offset by a decrease in ongoing accounting compliance costs as we were not subject to reporting requirements for internal controls over financial reporting in 2006.

Non-operating Income

Interest and other income increased in 2006 compared to 2005 primarily due to a higher average cash balance resulting in increased interest income in 2006.

Liquidity and Capital Resources

We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $37.6 million at December 31, 2007, which was an increase of $19.0 million from the cash and cash equivalents balance at December 31, 2006. During 2007 we completed two placements of common stock resulting in approximately $30.6 million in total net proceeds. These cash inflows were offset in 2007 primarily by cash used in operations to fund our continued research on the discovery of new treatments for hepatitis C virus infection.

We presently estimate that our current cash resources will be adequate to provide liquidity for our existing operations into fiscal year 2010. This does not include the funding of a new trial for Prestara, as we are seeking to externalize this expense.

Our liquidity and capital resources will be impacted by the discontinuation of ongoing research funding upon conclusion of the research phase of our collaboration with Novartis. Longer-term, we believe our liquidity and capital resources will be materially impacted by our success or failure, or the success or failure of our collaborators, in reaching milestones under corporate collaborations, the progress of our unpartnered drug discovery programs, the ability to enter into or modify existing corporate collaborations, and regulatory actions regarding our investigational drugs.

Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to continue to incur substantial costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs after 2009 we will require additional funding, but additional funds may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

Genelabs’ principal research, clinical development and office facilities are leased from third parties under operating leases. Other than the facility operating leases, Genelabs does not have any financial off-balance-sheet arrangements.

All companies in California that use radioactive materials must provide assurance to the Radiologic Health Branch of the California Department of Health Services (CDHS) that funds will be available when needed for any future decommissioning activities. During 2006 the Company established a $150,000 trust and designated the CDHS as beneficiary for this purpose. As of December 31, 2006, the $150,000 balance held in the trust was classified as long-term restricted cash. In 2007, we were notified by the CDHS that we are no longer required to hold a financial instrument to provide financial assurance for future decommissioning activities. As a result, during 2007, the trust was terminated, the cash balance held in the trust was returned to us and, accordingly, is no longer classified as restricted cash in our balance sheet.

There are no contractual financial obligations that extend beyond the next five years. Our total contractual payment obligations for the next five years are as follows:

		One to
	Less than	Three	Three to
	One Year	Years	Five Years	Total
	(In thousands)

Operating lease	$942	$2,059	$1,020	$4,021

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition and framework for measuring fair value under GAAP and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently assessing the impact of SFAS No. 157 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands opportunities to measure eligible financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which requires that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The provisions of EITF 07-03 may not be applied to earlier periods and early adoption is not permitted. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position and results of operations.

In December 2007, the EITF issued EITF 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of EITF 07-1 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents. We consider the interest rate risk minimal as substantially all investments are in a money market fund that invests primarily in high quality government issued debt securities and we have not used derivative instruments. As of December 31, 2007, the overall average maturity of Genelabs’ short-term investment portfolio was less than 90 days, leaving only a minimal exposure to changes in interest rates.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The Company’s Consolidated Financial Statements are set forth in the “Genelabs Technologies, Inc. Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

The following table presents the unaudited consolidated quarterly financial data of the Company for the years ended December 31, 2007 and 2006. The information below is not necessarily indicative of results of future operations.

	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

2007 Quarter Ended:
Total revenue	$3,950	$4,640	$4,705	$3,585
Research and development expenses	3,977	3,335	3,785	3,896
General and administrative expenses	1,755	1,672	1,640	1,678
Net loss	(1,324)	(88)	(408)	(515)
Net loss per common share — basic and diluted	(0.03)	0.00	(0.01)	(0.02)
2006 Quarter Ended:
Total revenue	$3,583	$3,602	$2,319	$1,705
Research and development expenses	2,742	3,231	4,058	3,589
General and administrative expenses	1,456	1,299	2,656	1,597
Net loss	(356)	(633)	(4,297)	(3,390)
Net loss per common share — basic and diluted	(0.02)	(0.03)	(0.24)	(0.19)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chairman (who is acting as the principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on such evaluation, the Company’s Chairman and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, including the Chairman and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, including the Chairman and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting.

On October 30, 2007 we announced the appointment of Frederick W. Driscoll as Chief Financial Officer of Genelabs.

On January 30, 2008, we announced the resignation of James A.D. Smith as President and Chief Executive Officer, effective January 29, 2008, the initiation of a search for a replacement, and that the Chairman of our Board of Directors, Irene A. Chow, Ph.D., and our Chief Financial Officer, Frederick W. Driscoll, will assume Mr. Smith’s responsibilities until a replacement is named.

Other than the appointment of a new Chief Financial Officer, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information concerning the Company’s directors and Corporate Governance required by Item 10 is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors” and “Corporate Governance and Board of Directors Matters” of the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”). The information concerning the Company’s executive officers required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled “Executive Officers.” The information concerning compliance with Section 16 of the Securities Exchange Act required by Item 10 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

(a)(3) and (b) Index to Exhibits. The following documents are filed herewith or incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.04	Registrant’s Amended and Restated Bylaws, dated November 16, 2007, (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on November 21, 2007).
4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.02	Form of Common Stock Warrant (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on September 26, 2007).
10.01	Registrant’s 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**
10.02	Registrant’s 2001 Stock Option Plan, as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.03	Registrant’s Amended and Renewed 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).**
10.04	Registrant’s 2001 Employee Stock Purchase Plan, adopted by the Board of Directors on April 23, 2001, as amended December 19, 2005, as amended April 9, 2007 (incorporated herein by reference to Exhibit B to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).**
10.05	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).**
10.06	Registrant’s Annual Bonus Plan, dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).**
10.06	Form of Registrant’s Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to Registrant’s Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the “Form S-1”)).**
10.07	Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).*
10.08	License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K).*
10.09	Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).*
10.10	Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
10.11	Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K).*

Exhibit No.	Exhibit Title

10.12	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).**
10.13	Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).**
10.14	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.15	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.16	Heads of Agreement, dated August 27, 1992, by and between Registrant and SmithKline Beecham p.l.c. (“Heads of Agreement”) (incorporated herein by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).*
10.17	Second Amendment to Heads of Agreement (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.18	Offer letter entered into between Registrant and Irene A. Chow, Ph.D., dated March 9, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**
10.19	Discretionary incentive arrangement between Registrant and Irene A. Chow, Ph.D., as of January 27, 2005, described in Registrant’s Current Report on Form 8-K filed February 2, 2005.**
10.20	License and Research Collaboration Agreement between Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006 (incorporated herein by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.21	Securities Purchase Agreement, dated June 27, 2006 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 3, 2006).
10.22	Securities Purchase Agreement, dated February 8, 2007 (incorporated herein by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.23	Offer Letter entered into between Registrant and Frederick W. Driscoll, dated as of October 17, 2007 (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on October 30, 2007).**
21.01	List of Subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of attorney (included on signature page).
31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.01	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genelabs Technologies, Inc.

By:	/s/ Irene A. Chow, Ph.D.
Irene A. Chow, Ph.D.
Executive Chairman of the Board*

March 28, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Irene A. Chow, Ph.D., Frederick W. Driscoll and Heather Criss Keller, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Acting Principal Executive Officer:

/s/ Irene A. Chow, Ph.D. Irene A. Chow, Ph.D.	Executive Chairman of the Board*	March 28, 2008

Principal Finance and Accounting Officer:

/s/ Frederick W. Driscoll Frederick W. Driscoll	Chief Financial Officer and Principal Accounting Officer	March 28, 2008

Additional Directors:

/s/ Leslie J. Browne, Ph.D. Leslie J. Browne		March 28, 2008

/s/ H. H. Haight H. H. Haight		March 28, 2008

/s/ Alan Y. Kwan Alan Y. Kwan		March 28, 2008

/s/ Matthew J. Pfeffer Matthew J. Pfeffer		March 28, 2008

*	Irene A. Chow, Ph.D. is currently serving as both the acting principal executive officer and Executive Chairman of the Board of Genelabs Technologies, Inc.

GENELABS TECHNOLOGIES, INC.

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Genelabs Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Genelabs Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genelabs Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 Genelabs Technologies, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/  Ernst & Young LLP

Palo Alto, California
March 25, 2008

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$37,575	$18,560
Trade accounts receivable	898	931
Other accounts receivable	1,173	—
Prepaid expenses and other current assets	282	348

Total current assets	39,928	19,839
Property and equipment, net	2,854	1,011
Long-term investment	—	960
Long-term deposit	112	112
Restricted cash	—	150

	$42,894	$22,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,430	$769
Accrued compensation and related expenses	1,820	1,293
Unearned contract revenue	5,364	7,946

Total current liabilities	8,614	10,008
Accrued compensation	228	427
Other accrued liabilities	866	60
Unearned contract revenue	482	8,571

Total liabilities	10,190	19,066

Commitments and contingencies
Shareholder’s equity:
Preferred stock, no par value, 4,990 shares authorized, none issued or outstanding at December 31, 2007 or 2006	—	—
Common stock, no par value, 125,000 shares authorized, 43,256 and 24,166 shares issued and outstanding at December 31, 2007 and 2006, respectively	272,434	240,401
Accumulated deficit	(239,730)	(237,395)

Total shareholders’ equity	32,704	3,006

	$42,894	$22,072

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Contract	$15,951	$10,537	$6,220
Royalty	929	672	629

Total Revenue	16,880	11,209	6,849

Operating expenses:
Research and development	14,993	13,620	12,205
General and administrative	6,745	7,008	5,958

Total operating expenses	21,738	20,628	18,163

Operating loss	(4,858)	(9,419)	(11,314)
Gain on sale of long-term investment	1,189	—	—
Interest and other income	1,334	734	485
Interest expense	—	—	(13)

Net loss	$(2,335)	$(8,685)	$(10,842)

Net loss per common share — basic and diluted	$(0.07)	$(0.41)	$(0.61)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	32,596	20,952	17,738

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Shares of			Total
	Common	Common	Accumulated	Shareholders’
	Stock	Stock	Deficit	Equity
	(In thousands)

Balance, December 31, 2004	17,700	$230,815	$(217,868)	$12,947
Net loss and comprehensive loss	—	—	(10,842)	(10,842)
Shares issued under the employee stock purchase plan	117	234	—	234
Shares issued under stock options	1	3	—	3
Stock-based compensation expense	—	5	—	5

Balance, December 31, 2005	17,818	$231,057	$(228,710)	$2,347
Net loss and comprehensive loss	—	—	(8,685)	(8,685)
Shares and warrants issued under securities purchase agreement	6,122	8,238	—	8,238
Shares issued under the employee stock purchase plan	226	269	—	269
Stock-based compensation expense	—	837	—	837

Balance, December 31, 2006	24,166	$240,401	$(237,395)	$3,006
Net loss and comprehensive loss	—	—	(2,335)	(2,335)
Shares and warrants issued under securities purchase agreement	5,814	9,114	—	9,114
Shares and warrants issued under public offering	12,875	21,449	—	21,449
Shares issued under the employee stock purchase plan	391	455	—	455
Shares issued under stock options	10	18	—	18
Stock-based compensation expense	—	997	—	997

Balance, December 31, 2007	43,256	$272,434	$(239,730)	$32,704

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(2,335)	$(8,685)	$(10,842)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation expense	492	414	406
Stock-based compensation expense	997	837	5
Gain on sale of long-term investment	(1,189)	—	—
Changes in assets and liabilities:
Trade accounts receivable	33	(902)	19
Other accounts receivable	(1,173)	—	—
Prepaid expenses and other assets	66	50	266
Accounts payable, accrued liabilities, and accrued compensation	1,795	193	(2,602)
Unearned contract revenue	(10,671)	8,559	(3,520)

Net cash provided by/(used in) operating activities	(11,985)	466	(16,268)

Cash flows from investing activities:
Proceeds from sale of long-term investment, net	2,149	—	—
Purchases of property and equipment	(2,335)	(474)	(266)
Restricted cash	150	—	—

Net cash used in investing activities	(36)	(474)	(266)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Financing arrangements	30,563	8,238	—
Employee stock plans and exercise of stock options	473	269	237

Net cash provided by financing activities	31,036	8,507	237

Net increase/(decrease) in cash and cash equivalents	19,015	8,499	(16,297)
Cash and cash equivalents, beginning of the period	18,560	10,061	26,358

Cash and cash equivalents, end of the period	$37,575	$18,560	$10,061

See accompanying notes.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(tabular amounts in thousands, except per share data)

1.	Significant Accounting Policies

Business Description

Genelabs Technologies, Inc. (“Genelabs” or the “Company”), is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our business objective is to gain recognition as a leader in translating research into novel therapeutics for disease areas with significant unmet medical needs. Our drug discovery programs are presently concentrated on new treatments for infection with the hepatitis C virus, or HCV. The Company also has two late-stage clinical assets — an investigational vaccine for hepatitis E virus (HEV) that is being developed by GlaxoSmithKline and Prestara, an investigational drug for lupus.

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

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Revenue from non-refundable up-front license fees where the Company continues involvement, such as through a collaboration, is recognized ratably over the research and development period. The Company bases the amortization period for each agreement on its estimate of the period over which the Company has significant obligations under the contract. Non-refundable contract fees for which no further performance obligations exist and there is no continuing involvement by Genelabs, are recognized on the earlier of when the payments are received or when collection is assured. Revenue associated with development milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

Advance payments received in excess of amounts earned are classified as unearned contract revenue.

Revenue received for arrangements with multiple deliverables is allocated among the deliverables in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Revenue associated with royalty payments based on third party sales is recognized as earned in accordance with contract terms, when third party results are reliably measured and collectability is reasonably assured.

In 2007 there were two significant sources of revenue accounting for 48% and 38% of total revenue. In 2006 there were two significant sources of revenue accounting for 51% and 39% of total revenue. In 2005 there was one significant source of revenue accounting for 82% of total revenue

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), the Company records compensation expense for all stock-based awards made to employees and directors. Under SFAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight-line basis over the related employees’ requisite service periods in our Condensed Statement of Operations. The Company has no awards with market or performance conditions.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also applies the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107). In accordance with SAB 107, the Company records share-based compensation as components of either research and development expense or general and administrative expense.

The Company adopted SFAS 123R and SAB 107 effective January 1, 2006 using the modified prospective transition method. Under the modified prospective application, periods prior to 2006 are not restated to reflect the impact of SFAS 123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Under SFAS 123, prior to adopting the provisions of SFAS 123R in 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) using the intrinsic value method in accounting for its share-based payment awards. The Company grants employee stock options at an exercise price equal to the fair market value of the shares at the date of grant and, accordingly, prior to 2006, recognized no compensation expense for awards to employees in its Condensed Statement of Operations.

See Note 5 for additional disclosures about the Company’s stock-based compensation and related expense.

Comprehensive Loss

For all periods presented, the Company’s comprehensive loss was the same as its net loss.

Earnings per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for 2007, 2006 and 2005 would have included an additional 716,000, 245,000 and 8,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are held primarily with United States banks in demand deposits and a money market account that invests primarily in high quality government issued debt securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Cash equivalents consist of financial investments with maturities of 90 days or less at acquisition that are readily convertible into cash and have insignificant interest rate risk. At December 31, 2007 and 2006, all investments are in a single money market mutual fund which is classified as a cash equivalent. Fair value approximates cost.

Restricted cash as of December 31, 2006 represents a balance held in trust. There was no restricted cash balance as of December 31, 2007. See Note 3 for additional disclosures about the restricted cash balances.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation and related expenses, approximates fair market value due to the relatively short period of time to maturity.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation of assets under capital leases is included in depreciation expense for 2005.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Lease Costs and Incentives

The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring in November 2011 and includes leasehold improvement incentives and predetermined rent increases. The Company recognizes rent expense associated with this lease on a straight-line basis over the lease term, net of the incentives. The Company is also required to pay certain maintenance expenses in addition to monthly rent which are expensed as incurred.

Long-Term Investment

The Company used the cost method of accounting for its equity investment in a private company, Genovate Biotechnology Co., Ltd. (GBL), a Taiwan-based biopharmaceutical company in which Genelabs held less than 10% of the outstanding shares as of December 31, 2006. The Company disposed of the investment in 2007.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and its long-term investment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2007, there has been no such impairment.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on our financial results or financial position for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition and framework for measuring fair value under GAAP and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is currently assessing the impact of SFAS No. 157 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands opportunities to measure eligible financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which requires that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The provisions of EITF 07-03 may not be applied to earlier periods and early adoption is not permitted. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position and results of operations.

In December 2007, the EITF issued EITF 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of EITF 07-1 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

2.	Property and Equipment

The components of property and equipment are as follows:

	2007	2006

Laboratory equipment	$6,989	$6,087
Leasehold improvements	6,175	4,789
Office and other equipment	2,664	2,617

	15,828	13,493
Less accumulated depreciation and amortization	(12,974)	(12,482)

	$2,854	$1,011

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Commitments and Contingencies

The Company leases its primary office and laboratory facilities under a non-cancelable operating lease that has a term expiring in November 2011. At December 31, 2007, future minimum lease payments under all operating leases with original terms greater than one year are as follows:

Minimum
Lease
Calendar Year Ending	Payments

2008	$942
2009	1,000
2010	1,059
2011	1,020

Total	$4,021

Total lease expense, net of sublease income, was $1,096,000, $1,360,000 and $1,443,000 for 2007, 2006 and 2005, respectively.

All companies in California that use radioactive materials must provide assurance to the Radiologic Health Branch of the California Department of Health Services (CDHS) that funds will be available when needed for any future decommissioning activities. During 2006, the Company established a $150,000 trust and designated the CDHS as beneficiary for this purpose. As of December 31, 2006, the $150,000 balance held in the trust was classified as long-term restricted cash. In 2007, the Company was notified by the CDHS that we are no longer required to hold a financial instrument to provide financial assurance for future decommissioning activities. As a result, during 2007, the trust was terminated, the cash balance held in the trust was returned to the Company and, accordingly, is no longer classified as restricted cash.

The Company, as permitted under California law and in accordance with its Bylaws, has entered into agreements with its officers and directors to pay certain expenses, as incurred, and to indemnify them, subject to certain limits, if the officer or director becomes involved in a lawsuit or other proceeding arising from his or her service to the Company. There is no specified termination date for the agreements and the maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that may enable the Company to recover a portion of any future amounts paid pursuant to the Company’s indemnity obligations. The Company believes the fair value of its obligations under its indemnification commitments is minimal and at present no claims are being asserted against the Company for indemnification under these agreements. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2007.

In the ordinary course of business, the Company may become subject to claims and litigation. In the opinion of management, liabilities, if any, arising from pending claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.

4.	Shareholders’ Equity

Common Stock

In October 2007, the Company completed the sale of approximately 12.9 million shares of its common stock and warrants to purchase approximately 2.6 million shares of its common stock for gross proceeds of $23.7 million. The warrants have an exercise price of $2.08 per share and a term of five years. Net proceeds from the placement were approximately $21.4 million.

In February 2007, the Company completed the sale of approximately 5.8 million shares of its common stock and warrants to purchase approximately 1.7 million shares of its common stock for gross proceeds of $10 million.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The warrants have an exercise price of $1.85 per share and a term of five years. Net proceeds from the placement were approximately $9.1 million.

In June 2006, the Company completed the sale of approximately 6.1 million shares of its common stock and warrants to purchase approximately 2.5 million shares of its common stock for gross proceeds of $9.0 million. The warrants have an exercise price of $1.42 per share and a term of five years. Net proceeds from the placement were approximately $8.3 million.

The following table lists outstanding warrants to purchase common stock as of December 31, 2007:

	Number of	Exercise
Expiration Date	Shares	Price

May 2008	380	$7.35
October 2008	92	7.10
August 2010	333	7.50
June 2011	2,747	1.42
February 2012	227	1.65
February 2012	1,744	1.85
October 2012	2,575	2.08

Total and weighted average exercise price	8,098	$2.15

On December 31, 2007, the Company had a total of 14,868,000 shares reserved for future stock issuances, which is comprised of the above warrants and shares authorized under employee stock purchase and option plans. At December 31, 2007, there were 66,877,000 authorized shares remaining available for future issuance.

5.	Stock-Based Compensation

Employee Stock Plans

Stock Option Plan.

The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted under the plan is determined by the Board of Directors. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provided for the reservation of all available shares for grant under the 2001 Plan as of the date of the annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. At December 31, 2007, the number of shares of common stock available for future grants under the 2007 Plan was approximately 2,421,000.

Employee Stock Purchase Plan.

Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Eligible employees are entitled to purchase stock at 85% of the market value at the beginning of the then-effective offering period or the end of the then-effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. At December 31, 2007, 791,000 shares were available for future purchases.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Information under SFAS 123 (prior to January 1, 2006)

Prior to January 1, 2006, Genelabs accounted for employee stock options using their intrinsic value at the time of grant. However, generally accepted accounting principles require companies that account for stock options under the intrinsic value method to also disclose the pro forma impact as if they had accounted for stock options using a fair value approach. The following table presents information showing the effects to the reported net loss and net loss per share if Genelabs had accounted for employee awards using the fair-value method with the expense recognized on an accelerated basis for the year ended December 31, 2005:

Net loss as reported	$(10,842)
Stock-based employee compensation cost:
Included in net loss as reported	—
Amount that would have been included in net loss if we had accounted for all stock-based employee compensation at its theoretical fair value	(1,095)

Pro forma net loss	$(11,937)

Net loss per common share as reported, basic and diluted	$(0.61)

Pro forma net loss per common share, basic and diluted	$(0.67)

To determine the pro-forma expense, the Company first estimated the fair value of stock options at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires highly subjective assumptions regarding expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options and changes in the volatility assumptions can materially affect the fair value estimate. The Company used the following weighted average assumptions for 2005: dividend yield of zero; risk-free interest rate of 4.0%; volatility factor of 1.0; and a one year expected life of the options after vesting, which generally occurs over a four-year period. Based on these assumptions, the weighted-average fair value of options granted during 2005 was $1.85.

Stock options are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During 2005, all options were granted with an exercise price equal to the market value of the Company’s stock on the date of grant.

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

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average estimated fair value of shares granted during 2006 and 2007 under our stock option plans was as follows, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Years Ended December 31,
	2007		2006
	Officers	Non-Officers	Officers	Non-Officers

Weighted-average estimated fair value of shares granted	$1.58	$1.57	$1.41	$1.38
Risk-free interest rate	4.7%	4.6%	4.5%	4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Expected term (years)	6.75	5.75	6.75	5.75

During 2007 and 2006, all stock options were granted with an exercise price equal to the market value of the Company’s stock on the date of grant.

The weighted average estimated fair value of each share purchase option granted under our stock purchase plan during 2006 and 2007, for the purposes of calculating stock-based compensation expense, was as follows for all participating employees based upon the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2007	2006

Weighted-average estimated fair value of shares purchased	$0.84	$0.87
Risk-free interest rate	4.8%	4.8%
Dividend yield	0.0%	0.0%
Expected volatility	100.0%	100.0%
Expected term (years)	1.3	1.5

The expected dividend yield, volatility and term used in valuing the Company’s share-based payment awards as summarized above were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company’s stock over a period similar to the expected terms of the awards, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumptions are based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.

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

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense related to all of the Company’s share-based awards was included in the statement of operations as follows:

	Years Ended December 31,
	2007	2006

Research and development	$751	$650
General and administrative	246	187

Total share-based compensation expense	997	837

Effect on net loss per common share, basic and diluted	$(0.03)	$(0.04)

On December 29, 2006, a purchase date under our ESPP, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, in accordance with the terms of the Plan, 38 participants were withdrawn from the then-effective offering period and re-enrolled into a new twenty-four-month offering period beginning January 1, 2007. This event is required to be treated as a modification of the terms of the original stock-based award and, accordingly, incremental compensation cost of approximately $71,000 associated with this modification is being recognized during the respective new offering period.

On June 30, 2006, a purchase date under our ESPP, our closing stock price was lower than the stock price at the beginning of the respective purchase period. As a result, in accordance with the terms of the Plan, 40 participants were withdrawn from the then-effective offering period and reenrolled into a new twenty-four-month offering period beginning July 1, 2006. Incremental compensation cost of approximately $98,000 associated with this modification is being recognized during the respective new offering period.

Stock Option Activity

Stock option transactions from 2004 through 2007 are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2004	1,389	$13.79
Granted	684	3.33
Exercised	(1)	4.55
Canceled	(326)	13.64

Outstanding at December 31, 2005	1,746	$9.73
Granted	776	1.72
Exercised	—	—
Canceled	(399)	10.09

Outstanding at December 31, 2006	2,123	$6.73
Granted	1,975	1.94
Exercised	(10)	1.87
Canceled	(530)	6.95

Outstanding at December 31, 2007	3,558	$4.05

As of December 31, 2007, total compensation cost related to non-vested stock awards not yet recognized was $2.8 million, which will be expensed over a weighted average period of 2.4 years.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding stock options outstanding as of December 31, 2007 is summarized as follows (shares in thousands):

		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Options	Remaining	Exercise	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Term	Price

$ 0.77 - $ 1.90	367	9.5 years	$1.59	43		$1.39
$ 1.91 - $ 1.95	396	7.0 years	$1.91	189		$1.91
$ 1.96 - $ 1.96	1,478	8.5 years	$1.96	5		$1.96
$ 1.97 - $ 2.64	456	7.8 years	$2.24	259		$2.34
$ 2.65 - $ 7.40	363	5.4 years	$5.09	337		$5.16
$ 7.41 - $12.60	362	3.8 years	$10.46	361		$10.45
$12.61 - $35.40	136	2.1 years	$25.89	136		$25.89

$ 0.77 - $35.40	3,558	7.3 years	$4.05	1,330	5.1 years	$7.57

The aggregate intrinsic and fair value of options outstanding and exercisable as of December 31, 2007 was $7.8 million and $2.7 million, respectively.

6.	Collaborative Agreements

The Company has the following collaborative agreements in place:

Novartis Institutes for BioMedical Research

In June 2006, the Company entered into a license and collaboration agreement with the Novartis Institutes for BioMedical Research (Novartis) for the development and commercialization of compounds from Genelabs’ HCV non-nucleoside drug discovery program. The Company received a non-refundable up-front payment of $12.5 million upon signing the agreement and is entitled to additional minimum quarterly research funding of approximately $6.6 million over the initial two year research term for work performed on the collaboration. In addition, if all potential clinical, regulatory and sales milestones are met, additional payments to Genelabs could exceed $175 million. Genelabs is also entitled to a royalty on net sales of products covered by the collaboration. Upon receipt, the Company recorded the up-front payment from Novartis as unearned contract revenue, a liability in our consolidated balance sheet, and began amortizing this unearned contract revenue into contract revenue in the statement of operations over a three year period ending June 2, 2009. The three-year period was based on an initial two-year term of our research obligations to Novartis plus an additional one-year extension. The one-year extension was at Novartis’ sole option and, under the terms of the collaboration, was required to be exercised during the fourth quarter of 2007. Novartis did not exercise the option and, as a result, during the fourth quarter of 2007, we shortened the amortization period for the remaining unearned contract revenue to end on June 2, 2008. In 2007 and 2006, Genelabs recognized into revenue $4.8 million and $2.4 million, respectively, from the up-front license fee and $3.3 million and $1.9 million, respectively, from ongoing research payments.

Gilead Sciences, Inc.

In September 2004, the Company signed an agreement with Gilead Sciences, Inc. (Gilead) to collaborate in the research, development and commercialization of certain compounds from Genelabs’ HCV nucleoside drug discovery program. When the agreement was signed, we received an up-front payment of $8 million, which we began amortizing over a four year period ending on September 30, 2008. The four year period was based on an initial three-year term of our research obligations to Gilead plus an additional one-year extension. The one-year extension was at Gilead’s sole option and, under the terms of the collaboration, was required to be exercised during the second quarter of 2007. Gilead did not exercise the option and, as a result, during the second quarter, we shortening the amortization period for the remaining unearned contract revenue to end on September 30, 2007. The Company also received quarterly research funding payments from Gilead during the initial research phase of the

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program. In 2007 and 2006, Genelabs recognized into revenue $3.5 million and $2.0 million, respectively, from the up-front license fee and $3.0 million and $3.7 million, respectively, from ongoing research payments.

Watson Pharmaceuticals, Inc.

We licensed exclusive rights to Prestaratm for North America to Watson Pharmaceuticals, Inc. (Watson). We received a $10 million non-refundable up-front payment when we signed the agreement in November 2000. Genelabs’ management believes that its significant obligations under the agreement extend to the time when regulatory decisions are made to approve Prestara in the territory licensed, if Prestara were to be approved, or until further development of Prestara is terminated. As a result, we are amortizing the up-front payment over the estimated development period for Prestara in the United States, which we currently estimate to end on December 31, 2012. The end date is based upon our discussions with the FDA about the specifications for another clinical trial which will be required as part of the NDA approval process for Prestara in the United States and our expectations regarding the length of time it will take to secure a partner to fund the trial. Prior to the fourth quarter of 2006, we were amortizing the up-front payment over a period ending on December 31, 2008. The lengthening of the amortization period in 2006 decreased the amount of revenue the Company recognized into the statement of operations. In 2007 and 2006, Genelabs recognized into revenue $0.1 million and $0.3 million, respectively, under the agreement with Watson.

Mitsubishi Tanabe Pharma Corporation

In January 2004, we licensed exclusive rights to Prestara for Japan to Mitsubishi Tanabe Pharma Corporation, formerly known as Tanabe Seiyaku Co., Ltd. (Tanabe). We received a $2 million non-refundable up-front payment when we signed the agreement. The agreement was terminated in November 2007. Under the terms of the termination agreement, no payments were made by either party and there are no significant future obligations of either party. As a result, during the fourth quarter of 2007 we recognized all remaining unearned contract revenue under the collaboration. Prior to the termination, the Company considered the agreement with Tanabe to be a multiple element arrangement because Genelabs had obligations to supply specified quantities of development materials and additional obligations to share data relevant to the development of Prestara. These elements were accounted for separately. The obligation to supply Tanabe with development material was estimated to be approximately $0.6 million, based on the cost of the material to be supplied, and was recorded as deferred revenue until termination of the agreement because Tanabe never requested that we supply the related materials. The amount related to the exclusive license of $1.4 million was being recognized into contract revenue on a straight-line basis over the estimated development term for Prestara in Japan, which we estimated to end on December 31, 2015. Prior to the fourth quarter of 2006, we were amortizing this amount over a period ending on December 31, 2008. In 2007 and 2006, Genelabs recognized into revenue $1.2 million and $0.2 million, respectively, under the agreement with Tanabe.

Unearned contract revenue under the above collaborative agreements is as follows:

	At December 31,
	2007	2006

Novartis Institutes for BioMedical Research	$5,243	$10,081
Watson Pharmaceuticals, Inc.	603	723
Gilead Sciences, Inc.	—	4,490
Tanabe Seiyaku Co., Ltd.	—	1,223

Total unearned contract revenue	5,846	16,517
Amount classified as current	5,364	7,946

Amount classified as long-term	$482	$8,571

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract revenue recognized under the above collaborative agreements is as follows:

	Years Ended December 31,
	2007	2006	2005

Novartis Institutes for BioMedical Research	$8,138	$4,335	$—
Gilead Sciences, Inc.	6,470	5,690	5,600
Tanabe Seiyaku Co., Ltd.	1,223	231	285
Watson Pharmaceuticals, Inc.	120	281	335

7.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss (NOL) and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$66,638	$65,800
Deferred revenue	2,338	6,600
Research and other credits	6,425	8,200
Capitalized research and development expenditures	3,443	3,900
Capital loss carryforwards	772	1,200
Other individually immaterial items, net	487	600

Total deferred tax assets	80,103	86,300
Valuation allowance for deferred tax assets	(80,103)	(86,300)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For 2007 and 2006, the valuation allowance decreased by $6.2 million and $1.2 million, respectively. Deferred tax assets at December 31, 2007 include approximately $3.4 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholder’s equity.

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $186 million, which expire in the years 2008 through 2027 and federal research and development tax credits of approximately $3 million, which expire in the years 2008 through 2027, if not utilized. The Company also had federal capital loss carryfowards of approximately $2 million which will expire in 2009. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $55 million, which expire in the years 2012 through 2017, if not utilized, and state research and development (R&D) tax credits of approximately $4 million, which do not expire. Approximately $9 million of the federal and state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

The realization of these tax benefits is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, any deferred tax assets arising from these benefits have been fully offset by a valuation allowance as of December 31, 2007 and 2006. Additionally, the utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to federal ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the expectation that there may be additional changes in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate which then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1992 to 2007 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on our financial results or financial position for the year ended December 31, 2007. As of the adoption date the Company had unrecognized tax benefits of approximately $3.0 million related primarily to tax credits. A summary of the Company’s adjustments related to its unrecognized tax benefits for the current year is as follows (in thousands):

2007

Balance at January 1, 2007	$2,996
Increase (decrease) for prior year tax positions	—
Increase (decrease) for current year tax positions	395
Decreases for settlements with tax authorities	—
Decreases for lapses of statutes of limitation	(68)

Balance at December 31, 2007	$3,323

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

8.	401(k) Savings Plan

The Company maintains a 401(k) savings plan, which allows employees to contribute up to 50% of their pre-tax compensation into the plan. Employee contributions cannot exceed a statutory limit, which was $15,500 in 2007, or $20,500 for employees over 50 years old. Under the plan, each employee is fully vested in the contributions made to the plan. While the plan allows Genelabs to make discretionary and matching contributions, to date the Company has not made any contributions to the plan on behalf of employees.

GENELABS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Disposition of Long-Term Investment

On January 11, 2007, the Company disposed of its remaining investment in Genovate Biotechnology Co., Ltd. The Company received approximately $2.2 million in exchange for the shares and recorded a $1.2 million gain on the sale of long term investment. Net proceeds from the sale were approximately $2.1 million.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
3.04	Registrant’s Amended and Restated Bylaws, dated November 16, 2007, (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on November 21, 2007).
4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.02	Form of Common Stock Warrant (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on September 26, 2007).
10.01	Registrant’s 1995 Stock Option Plan, as amended to date (incorporated herein by reference to Exhibit 10.07 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**
10.02	Registrant’s 2001 Stock Option Plan, as amended December 19, 2005 (incorporated herein by reference to Exhibit 10.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).**
10.03	Registrant’s Amended and Renewed 1994 Annual and Long-Term Incentive Based Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).**
10.04	Registrant’s 2001 Employee Stock Purchase Plan, adopted by the Board of Directors on April 23, 2001, as amended December 19, 2005, as amended April 9, 2007 (incorporated herein by reference to Exhibit B to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).**
10.05	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).**
10.06	Registrant’s Annual Bonus Plan, dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).**
10.06	Form of Registrant’s Indemnity Agreement entered into by Registrant with certain officers and directors (incorporated herein by reference to Exhibit 10.04 to Registrant’s Registration Statement on Form S-1 filed with the Commission on April 29, 1991 (File No. 33-40120) (the “Form S-1”)).**
10.07	Agreement, dated as of January 26, 1996, by and between Registrant and Dr. Edgar G. Engleman (incorporated herein by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).*
10.08	License Agreement, dated as of October 1, 1993, by and between Registrant and Stanford University (incorporated herein by reference to Exhibit 10.16 to the 1996 Form 10-K).*
10.09	Joint Investment Agreement for formation of Genelabs Biotechnology Co., Ltd., a company organized under the laws of Taiwan, Republic of China (incorporated herein by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).*
10.10	Technology Transfer Agreement, dated as of November 21, 1995, by and between Registrant and Genelabs Biotechnology Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the 1995 Form 10-K).*
10.11	Collaboration and License Agreement made as of November 12, 2000 by and between Registrant and Watson Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-K).*
10.12	Agreement entered into by Registrant with Irene A. Chow, Ph.D., as of January 3, 2002 (incorporated herein by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).**

Exhibit No.	Exhibit Title

10.13	Form of Agreement entered into by Registrant with certain employees of Registrant (incorporated herein by reference to Exhibit 10.18 of the 2001 Form 10-K).**
10.14	Toll Manufacturing and Supply Agreement dated as of August 30, 2002 between Registrant and Patheon, Inc. (incorporated herein by reference to Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.15	License and Research Collaboration Agreement entered into on September 29, 2004 by and between Registrant and Gilead Sciences, Inc. (incorporated herein by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.16	Heads of Agreement, dated August 27, 1992, by and between Registrant and SmithKline Beecham p.l.c. (“Heads of Agreement”) (incorporated herein by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).*
10.17	Second Amendment to Heads of Agreement (incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.18	Offer letter entered into between Registrant and Irene A. Chow, Ph.D., dated March 9, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**
10.19	Discretionary incentive arrangement between Registrant and Irene A. Chow, Ph.D., as of January 27, 2005, described in Registrant’s Current Report on Form 8-K filed February 2, 2005.**
10.20	License and Research Collaboration Agreement between Registrant and Novartis Institutes for BioMedical Research, Inc. dated as of June 2, 2006 (incorporated herein by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.21	Securities Purchase Agreement, dated June 27, 2006 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 3, 2006).
10.22	Securities Purchase Agreement, dated February 8, 2007 (incorporated herein by reference to Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.23	Offer Letter entered into between Registrant and Frederick W. Driscoll, dated as of October 17, 2007 (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on October 30, 2007).**
21.01	List of Subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of attorney (included on signature page).
31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.01	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this document.

**	Indicates management contract or compensatory plan, contract or arrangement.