Form 10-Q
period 2008-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2008-05-14
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock – no par value	43,256,000

FORWARD-LOOKING STATEMENTS
          This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements which use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:
•	our ability to remain listed on the Nasdaq Capital Market

•	our ability to secure sufficient funds to continue operations;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2010;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

•	plans, programs, progress, and potential success regarding our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C virus (HCV) and other research programs;

•	plans, programs, progress, and potential success regarding our existing or potential collaborators and licensees, including Gilead Sciences, Inc. for nucleoside compounds against HCV, Novartis for non-nucleoside compounds against HCV, GlaxoSmithKline for hepatitis E vaccine, and, for Prestara™, Genovate Biotechnology Co., Ltd., Teva Pharmaceutical Industries Ltd., and Watson Pharmaceuticals, Inc.;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our agreements;

•	further actions or developments relating to Prestara (prasterone), our investigational drug for Systemic Lupus Erythematosus, and its New Drug Application filing, or NDA, including whether we will be able to successfully externalize its development and financial responsibility; and

•	the securing and defense of intellectual property rights important to our business.
          All statements in this quarterly report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A of Part II. Among these are the risks that we may be delisted from the Nasdaq Capital Market, that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail, that our attempts to enter into new or additional collaborations or to license our technologies to others may fail and that clinical trials of Prestara or similar formulations of prasterone are abandoned, delayed, cannot be financed, or have results that are negative, inconclusive or not usable to support regulatory approval, or that the FDA and foreign authorities may delay or deny approval of Prestara or revoke our Special Protocol Assessment and Orphan Drug designation. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$31,804	$37,575
Accounts receivable	855	898
Other receivable	1,205	1,173
Prepaid expenses and other current assets	188	282

Total current assets	34,052	39,928
Property and equipment, net	3,537	2,854
Long-term deposit	112	112

Total assets	$37,701	$42,894

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,736	$1,430
Accrued compensation and related expenses	1,113	1,820
Unearned contract revenue	2,239	5,364

Total current liabilities	5,088	8,614
Accrued compensation	59	228
Other accrued liabilities	856	866
Unearned contract revenue	452	482

Total liabilities	6,455	10,190

Commitments and contingencies
Shareholder’s equity:
Common stock	272,792	272,434
Accumulated deficit	(241,546)	(239,730)

Total shareholders’ equity	31,246	32,704

Total liabilities and shareholders’ equity	$37,701	$42,894

See accompanying notes to condensed consolidated financial statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007
Revenue:
Contract	$3,980	$3,404
Royalty	234	181

Total Revenue	4,214	3,585

Operating expenses:
Research and development	4,194	3,896
General and administrative	2,123	1,678

Total operating expenses	6,317	5,574

Operating loss	(2,103)	(1,989)

Gain on sale of long-term investment	—	1,189
Interest and other income	287	285

Net loss	$(1,816)	$(515)

Net loss per common share — basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	43,256	27,138

See accompanying notes to condensed consolidated financial statements

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	(1,816)	$(515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	222	115
Stock-based compensation expense	358	200
Gain on sale of long-term investment	—	(1,189)
Changes in assets and liabilities:
Accounts receivable	43	40
Other receivable	(32)	—
Prepaid expenses and other assets	94	95
Accounts payable, accrued liabilities and accrued compensation and related expenses	(580)	60
Unearned contract revenue	(3,155)	(1,569)

Net cash used in operating activities	(4,866)	(2,763)

Cash flows from investing activities:
Proceeds from sale of long-term investment, net	—	2,149
Purchases of property and equipment	(905)	(585)

Net cash provided by (used in) investing activities	(905)	1,564

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants from financing arrangements, net of issuance costs:	—	9,124

Net cash provided by financing activities	—	9,124

Net increase (decrease) in cash and cash equivalents	(5,771)	7,925

Cash and cash equivalents, beginning of the period	37,575	18,560

Cash and cash equivalents, end of the period	$31,804	$26,485

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
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
          These unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The comparative balance sheet as of December 31, 2007 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for that date.
          Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements and results of operations. As of March 31, 2008, the Company held approximately $31.3 million in a money market account that invests primarily in high quality government issued debt securities. These investments are valued using quoted prices in active markets for identical assets or liabilities.
          In accordance with FASB Staff Position (FSB) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company plans to adopt SFAS No. 157 as of January 1, 2009 for non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis. The Company does not expect this adoption to have a significant impact on its consolidated financial position and results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 gives companies an option to measure eligible financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for the Company on January 1, 2008. The Company chose not to elect the fair value option under SFAS No. 159.
          In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The Company adopted EITF 07-3 on a prospective basis for new contracts entered into on or after January 1, 2008. The adoption of EITF Issue No. 07-3 did not have an impact on our consolidated financial statements and results of operations.
          Other New Accounting Standards Not Yet Adopted
          In December 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of EITF 07-1 but does not expect it to have a significant impact on its consolidated financial position and results of operations.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised - 2007), “Business Combinations” (SFAS 141R). SFAS 141R is a revision to previously existing guidance on accounting for business combinations. The revised statement retains the purchase method of accounting for acquisitions but provides new guidance on the measurement and recognition of assets acquired and liabilities assumed as well as the treatment of acquisition costs, in-process research and development and recognizable deferred tax benefits. The statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.
2. Stock-Based Compensation
          Stock-Based Compensation Plans
          The Company currently provides stock-based compensation under two plans:
          Stock Option Plan. The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted under the plan is determined by the Board of Directors or a committee which may be designated by the Board of Directors. Stock options generally are not granted at prices lower than fair market value on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provided for the reservation of all available shares for grant under the 2001 Plan as of the date of the annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. As of March 31, 2008, the number of shares of common stock available for future grants under the 2007 Plan is approximately 2,196,000.
          Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Eligible employees are entitled to purchase stock at 85% of the market value at the beginning of the then-effective offering period or the end of the then-effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of March 31, 2008, approximately 791,000 shares were available for future purchases.
          Stock-Based Compensation Expense
          The Company recognizes share-based compensation expense based on the estimates of the fair-value of individual awards as measured on the grant date. The Company uses the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statement of Operations.

          Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers, including directors, as compared to non-officers, the Company values its options separately for these two groups. The fair value of shares granted under our stock option plan for the three months ended March 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	For the three months ended March 31,
	2008		2007
	Officers	Non-Officers	Officers	Non-Officers
Risk-free interest rate	3.04%	2.94%	4.7%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Expected term (years)	5.94	5.75	6.75	5.75
          The fair value of shares assumed to be purchased under our stock purchase plan for purposes of determining the related stock-based compensation expense for the three months ended March 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	3.1%	4.8%
Dividend yield	0.0%	0.0%
Expected volatility	65.0%	100.0%
Expected term (years)	1.3	1.3
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
          Total share-based compensation expense related to the Company’s share based awards was included in the statement of operations as follows (amounts in thousands, except per share data):

	For the three months
	ended March 31,
	2008	2007
Research and development	$273	$144
General and administrative	85	56

Total share-based compensation expense	$358	$200

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.01)

          On December 28, 2007, a purchase date under our ESPP, the fair market value of our stock was lower than the fair market value at the beginning of the respective purchase period. As a result, in accordance with the terms of the Plan, forty-two participants were withdrawn from the then-effective offering period and re-enrolled into a new twenty-four month offering period beginning January 1, 2008. This event is required to be treated as a modification of the terms of the original stock-based award and, accordingly, incremental compensation cost of approximately $37,000 associated with this modification is being recognized during the new offering period.
3. Comprehensive Loss
          During the three -month periods ending March 31, 2008 and 2007, the Company’s comprehensive loss was the same as its net loss.
4. Net Loss per Share
          Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for the three months ended March 31, 2008 and 2007 would have included an additional 1,000 and 396,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than March 31, 2008 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after March 31, 2008 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
          Genelabs Technologies, Inc. (“Genelabs” or the “Company”), is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our business objective is to gain recognition as a leader in translating research into novel therapeutics for disease areas with significant unmet medical needs. Our drug discovery programs are presently concentrated on new treatments for infection with the hepatitis C virus, or HCV. The Company also has two late-stage clinical assets — an investigational vaccine for hepatitis E virus (HEV) that is being developed by GlaxoSmithKline and Prestara, our investigational drug for lupus.
Results of Operations — First Quarter of 2008 Compared to the First Quarter of 2007
          Introduction
          Genelabs’ net loss was $1.8 million in the first quarter of 2008 compared to a net loss of $0.5 million for the first quarter of 2007. The increase in net loss was primarily the result of lower revenue from our collaboration with Gilead Sciences, Inc. (Gilead). We also recorded a gain on the disposition of our investment in Genovate Biotechnology Co. in the first quarter of 2007 while there was no similar transaction in the first quarter of 2008. Partially offsetting these increases in the net loss was higher revenue recognized under our collaboration with Novartis Institutes for BioMedical Research (Novartis). A more detailed discussion of the changes in Genelabs’ statement of operations follows.
          Revenue
          The following table shows our contract revenue by major category for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the three months ended
	March 31,
	2008	2007

HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$3,950	$1,867
Prestara collaboration (Watson Pharmaceuticals, Inc.)	30	30
HCV nucleoside compound drug discovery research collaboration (Gilead)	—	1,490
Prestara collaboration (Mitsubishi Tanabe Pharma Corporation)	—	17

Total contract revenue	$3,980	$3,404

          We received a non-refundable, up-front payment from our collaboration partners at the time that each of our current collaborations began. We recognize these payments into revenue over the term of our estimated potential research obligations under the agreements.
          We recognized higher revenue under our collaboration with Novartis in the first quarter of 2008 as compared to 2007 because, in the fourth quarter of 2007, we shortened the revenue recognition period for the up-front payment we received under the program. The revenue recognition period was shortened to end on the date that we now expect the research phase of the collaboration to end, June 2, 2008. To fund our efforts under the collaboration, Novartis also makes quarterly payments during the research phase of the collaboration, which we recognize into revenue as earned.
          We did not recognize any revenue under our collaboration with Gilead during the first quarter of 2008 because the research phase of the collaboration, and our obligations to Gilead under the program, ended on September 30, 2007. We have no remaining unearned contract revenue under the collaboration.
          We did not recognize any revenue under our collaboration with Mitsubishi Tanabe Pharma Corporation (Tanabe) during the first quarter of 2008 because our collaboration, and our obligations to Tanabe under the collaboration, terminated in November 2007. We have no remaining unearned contract revenue under the collaboration.
          Royalty revenue was approximately $0.2 million in each of the first quarters of 2008 and 2007.
          Research and Development Expenses
          Because we are in the business of drug discovery and development and have not developed any products that have been approved for sale, the majority of our resources are devoted to drug discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical trials, compound manufacturing costs, contract and outside service fees and allocated facilities and overhead costs. The vast majority of our research and development resources are directed toward the discovery of new drugs targeting HCV. We also plan to externalize the development and financial responsibility of a Phase III trial and NDA for Prestara, our investigational drug for lupus. The following table shows our research and development expenses by major category (dollars in thousands):

	For the three months ended
	March 31,
	2008	2007	Change

Drug discovery (HCV)	$2,389	$2,424	-1%
Drug development (Prestara)	180	190	-5%
Support costs and other research and development	1,625	1,282	+27%

Total research and development	$4,194	$3,896	+8%

          Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs decreased slightly in the first quarter of 2008 compared to the first quarter of 2007.
          Drug development costs for Prestara were also slightly lower in the first quarter of 2008 as compared to the first quarter of 2007.
          Support costs and other research and development are primarily costs associated with maintaining our research and development facility such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and equity-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. The portion allocated to research and development increased by $0.3 million in the first quarter of 2008 as compared to the first quarter of 2007 primarily as a result of an overall increase in our depreciation and equity-based compensation expenses. The increase in depreciation expense was a result of substantial lab and facility improvements that we completed and placed into service in the first quarter of 2008. The increased equity-based compensation expense resulted from stock options granted under our equity-based compensation plans approved by our shareholders in June 2007.

          Genelabs’ drug discovery process includes ongoing identification of potential lead compounds, refinement of lead compounds through a process known as lead optimization and continued testing of our preclinical drug candidates. To support the drug discovery process, we have built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Since initiating our first drug discovery program in 1993, we have incurred direct drug discovery costs of approximately $64 million through March 31, 2008.
          Since early 2002, substantially all of our drug discovery efforts have been concentrated on programs to identify new drugs to combat infection with HCV. We have incurred direct costs of approximately $34 million under these programs through March 31, 2008. During 2008, we continue to focus on five separate HCV programs. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside polymerase inhibitor program and the other as our non-nucleoside polymerase inhibitor program. We also have two programs that target specific HCV proteins, one known as NS5a and the other as NS4b. The fifth program is directed at inhibiting the function of the HCV replication complex, or replicase, which is comprised of several different HCV-encoded and host-encoded proteins.
          We have partnered two of our HCV programs to collaborate in the development and commercialization of certain compounds. The nucleoside polymerase inhibitor program is partnered with Gilead and the non-nucleoside polymerase inhibitor program is partnered with Novartis. The research phase of our collaboration with Gilead ended on September 30, 2007. Under the terms of the collaboration agreement, Gilead recently selected a small number of compounds for which we granted them a license. Gilead is responsibility for any future development and commercialization activities related to these compounds. We retain the rights for all other compounds and technologies under our nucleoside program and we have initiated a new internal nucleoside research program.
          We began developing Prestara for systemic lupus erythematosus in 1993 when we licensed exclusive rights to patents related to Prestara from Stanford University. In April 2007, we announced that we had reached agreement with the FDA on a Special Protocol Assessment (SPA) for a Phase III clinical trial of Prestara. The SPA documents the FDA’s agreement that the design and planned analyses of the study adequately address objectives in support of a NDA submission. The FDA indicated to Genelabs that a positive outcome to the proposed new Phase III study in addition to evidence of efficacy from previous trials of Prestara and an overall positive risk/benefit assessment would, in principle, meet FDA standards for NDA approval. We plan to externalize the development and financial responsibility of the new clinical trial and NDA outside of Genelabs. In the course of our development efforts for this investigational new drug, we have incurred direct costs of approximately $51 million through March 31, 2008.
          Management continually evaluates the status of our drug discovery research and our drug development programs and expects to continue to devote resources toward these efforts, while at the same time managing the level of expenditures to balance limited cash resources and the various drug discovery and development opportunities. We may hire additional staff for our HCV programs in the future, which would increase our costs. However, the outcomes of current and planned scientific experiments and outcomes of corporate partnering discussions may cause us to revise these expectations.

          General and Administrative Expenses
          General and administrative expenses were $2.1 million in the first quarter of 2008 compared to $1.7 million in the first quarter of 2007. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments, as well as professional expenses, such as legal, including intellectual property costs associated with our drug discovery and development programs, and audit, and allocated facilities costs such as rent, insurance, depreciation, utilities, maintenance and security as well as the cost of support staff, the Company bonus and stock-based compensation. The increase in general and administrative expenses in the first quarter of 2008 compared to the first quarter of 2007 is primarily the result of costs associated with the resignation of our former Chief Executive Officer in the first quarter of 2008.
          Other Income
          During the first quarter of 2007 we recorded approximately a $1.2 million gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. There was no similar transaction in the first quarter of 2008.
          Interest and other income was approximately $0.3 million in the first quarters of both 2008 and 2007.
          Liquidity and Capital Resources
          We assess liquidity primarily by the cash and cash equivalents available to fund our operations. Genelabs had cash and cash equivalents of $31.8 million at March 31, 2008.
          We presently estimate that our current cash resources will be adequate to provide liquidity for our existing operations into fiscal year 2010. This does not include the funding of a new trial for Prestara, as we currently plan to externalize the development and financial responsibility for any such trial or related NDA
          Our liquidity and capital resources will be impacted by the discontinuation of ongoing research funding upon conclusion of the research phase of our collaboration with Novartis. Longer-term, we believe our liquidity and capital resources will be materially impacted by our success or failure, or the success or failure of our collaborators, in reaching milestones covered under corporate collaborations, the progress of our unpartnered drug discovery programs, the ability to enter into or modify existing corporate collaborations and regulatory actions regarding our investigational drugs.
          Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to continue incurring substantial costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs after 2009 we will require additional funding, but additional funds may not be available on acceptable terms, if at all, due to various factors, including our ability to continue trading on the Nasdaq Capital Market. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents. We consider the interest rate risk minimal, as substantially all investments are in a money market fund that invests primarily in high-quality, government-issued debt securities and we have not used derivative instruments. As of March 31, 2008, the overall average maturity of Genelabs’ short-term investment portfolio was less than 90 days, leaving only a minimal exposure to changes in interest rates.
Item 4T. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
          The Company’s management, with the participation of the Company’s Executive Chairman of the Board (who is acting as the principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Executive Chairman of the Board and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Executive Chairman of the Board and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
          On January 30, 2008, we announced the resignation of James A.D. Smith as President and Chief Executive Officer, effective January 29, 2008, the initiation of a search for a replacement, and the assumption of Mr. Smith’s responsibilities by the Executive Chairman of our Board of Directors, Irene A. Chow, Ph.D., and our Chief Financial Officer, Frederick W. Driscoll, until a replacement is named.
          Other than the resignation of our President and Chief Executive Officer, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There are a number of risk factors that should be considered by Genelabs’ shareholders and prospective investors. It is not possible to comprehensively address all risks that exist. The following represent risk factors that have been revised since our last Annual Report on Form 10-K. These factors do not reflect all risks to which our Company is subject and should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to other information in this Quarterly Report on Form 10-Q.
     Risks Related to Genelabs
If we are delisted from the Nasdaq Capital Market, the value of your investment in Genelabs may substantially decrease.
          On April 22, 2008, we received a letter from the Nasdaq Stock Market notifying the Company that for the thirty consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing under Nasdaq Marketplace Rule 4310(c)(4). The notice also stated that pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), Genelabs has been provided 180 calendar days, or until October 20, 2008, to regain compliance.
          To regain compliance, the bid price of Genelabs’ common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date. Genelabs must also maintain at least $2.5 million in shareholders’ equity or a market value of at least $35 million in order to remain listed. As of March 31, 2008, our shareholder’s equity balance was approximately $31.2 million. Between January 1, 2007 and March 31, 2008 our market value fluctuated between approximately $34 million and approximately $90 million. We anticipate that our shareholders’ equity will decrease with our cash balance as we continue to fund our operations with cash on hand.
          If compliance with the minimum bid requirement cannot be demonstrated by October 20, 2008, the Nasdaq Capital Market will determine whether the Company meets the other initial listing criteria as set forth in Marketplace Rule 4310(c). If the Company meets the other initial listing criteria, we will be granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq Capital Market will provide written notification that the Company’s securities will be delisted. The Company is allowed to appeal this determination.
          If Genelabs is unable to meet or maintain compliance with all of the Nasdaq listing requirements, we may be delisted from the Capital Market System. Delisting from the Capital Market System could significantly limit the liquidity of our common stock, adversely affect its trading price and likely impair our ability to raise significant funds through the capital markets.
We may not be profitable in the near future or at all and in order to carry out our business plans, we will require additional funds that may not be available.
          We have incurred losses each year since our inception and have accumulated approximately $242 million in net losses through March 31, 2008, including a net loss of $1.8 million for the quarter ended March 31, 2008 and a net loss of $2.3 million for the year ended December 31, 2007. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations into 2010. Thereafter, we will require additional capital to carry out our business plans.

          Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development of some or all of our products and technologies, which would have a material adverse effect on our business, financial condition and results of operations and would likely impair our ability to raise sufficient funds to continue our operations beyond early 2010.
          Our liquidity and capital resources will also be impacted by the discontinuation of ongoing research funding upon conclusion of the research phase of our collaboration with Novartis. We also may not be able to obtain additional sources of funding by entering into new collaborations.
          Inability to Accurately Predict Progress in Drug Discovery Programs.
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
Additional collaborative arrangements to develop and commercialize our drug candidates may not be available to us on favorable terms or at all.
          Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to enter into collaborations with larger pharmaceutical and biotechnology companies. However, we may not be able to negotiate new collaboration agreements on favorable terms or at all.
          Factors influencing our ability to enter into new or favorable collaborations may include the strength of our toxicity, bioavailability or efficacy data relative to that of other potential drug candidates and the lack of patent protection for our drug candidates or claims by others that our drug candidates infringe their patents or other intellectual property rights. Broad market conditions and shifting commercial and technical priorities impacting biotechnology and pharmaceutical companies may also inhibit our ability to enter into new or favorable collaborative arrangements. We would likely find it difficult to advance to the preclinical stage with some of our newer drug candidates if we are unable to find a suitable collaborator.
     Risks Relating to Owning Our Stock
Because our stock is volatile, the value of your investment in Genelabs may substantially decrease.
          The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will probably continue to be highly volatile. Between January 1, 2007 and March 31, 2008, the price of our common stock fluctuated between $2.67 and $0.70 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, due partly to our low average daily trading volume, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock. This risk is amplified where certain larger shareholders adversely react to the bid price of our common stock remaining below $1.00.

          In addition, numerous events occurring outside of our control may also impact the price of our common stock, including:
•	general market conditions for emerging growth, biotechnology and pharmaceutical companies;

•	broad market fluctuations;

•	our or our collaborators’ results of preclinical studies and clinical trials;

•	announcements of achievement of research or development milestones, technological innovations or new products by us or our competitors;

•	progress of our products through the regulatory process;

•	government regulatory actions affecting our products or our competitors’ products in the United States or foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	historical or anticipated fluctuations in our operating results;

•	comments or estimates made by securities analysts; and

•	economic conditions in the United States or abroad.

     Item 6. Exhibits

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws, dated November 16, 2007, (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on November 21, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.01*	Registrant’s 2001 Employee Stock Purchase Plan, adopted by the Board of Directors on April 23, 2001, as amended December 19, 2005, as amended April 9, 2007 (incorporated herein by reference to Exhibit B to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).

10.03*	Registrant’s Annual Bonus Plan dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.04*	Separation Agreement and General Release entered into as of February 9, 2008 between Genelabs Technologies, Inc. and James A.D. Smith (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 11, 2008).

31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)
Date: May 14, 2008	/s/ Irene A. Chow, Ph.D.
Irene A. Chow, Ph.D.
Executive Chairman of the Board*

Date: May 14, 2008	/s/ Frederick W. Driscoll
Frederick W. Driscoll
Chief Financial Officer

*	Irene A. Chow, Ph.D. is currently serving as both the acting principal executive officer and the Executive Chairman of the Board of Genelabs.

EXHIBIT INDEX

Exhibit
No.	Exhibit Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.02	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.03	Registrant’s Certificate of Amendment of Articles of Incorporation dated December 14, 2005 (incorporated herein by reference to Exhibit 3.03 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.04	Registrant’s Amended and Restated Bylaws, dated November 16, 2007, (incorporated herein by reference to Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on November 21, 2007).

4.01	Specimen Certificate for Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.01*	Registrant’s 2001 Employee Stock Purchase Plan, adopted by the Board of Directors on April 23, 2001, as amended December 19, 2005, as amended April 9, 2007 (incorporated herein by reference to Exhibit B to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).

10.02*	Registrant’s 2007 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit A to Registrant’s Proxy Statement for the 2007 Annual Meeting, dated April 27, 2007).

10.03*	Registrant’s Annual Bonus Plan dated August 10, 2007 (incorporated herein by reference to Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.04*	Separation Agreement and General Release entered into as of February 9, 2008 between Genelabs Technologies, Inc. and James A.D. Smith (incorporated herein by reference to Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 11, 2008).

31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.