Form 10-Q
period 2008-06-30
GENELABS TECHNOLOGIES INC /CA
filed 2008-08-12
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock – no par value	43,684,000

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements which use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:
•	our ability to remain listed on the Nasdaq Capital Market;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2010;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

•	plans, programs, progress, and potential success of our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C virus (HCV) and other research programs;

•	plans, programs, progress, and potential success of our existing or potential collaborators and licensees, including those with Gilead Sciences, Inc. for nucleoside compounds against HCV, Novartis for non-nucleoside compounds against HCV and GlaxoSmithKline for hepatitis E vaccine;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our collaboration and license agreements; and

•	the securing and defense of intellectual property rights important to our business.
     All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A of Part II. Among these are the risks that our common stock may be delisted from the Nasdaq Capital Market, that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail or that our attempts to enter into new or additional collaborations or to license our technologies to others may fail. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,759	$37,575
Trade accounts receivable	565	898
Other accounts receivable	—	1,173
Prepaid expenses and other current assets	59	282

Total current assets	29,383	39,928
Property and equipment, net	3,416	2,854
Long-term deposit	112	112

Total assets	$32,911	$42,894

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,711	$1,430
Accrued compensation and related expenses	1,207	1,820
Unearned contract revenue	120	5,364

Total current liabilities	3,038	8,614
Accrued compensation	59	228
Other accrued liabilities	795	866
Unearned contract revenue	423	482

Total liabilities	4,315	10,190

Commitments and contingencies
Shareholder’s equity:
Common stock	273,327	272,434
Accumulated deficit	(244,731)	(239,730)

Total shareholders’ equity	28,596	32,704

Total liabilities and shareholders’ equity	$32,911	$42,894

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Contract	$2,717	$4,404	$6,697	$7,808
Royalty	207	301	441	482

Total Revenue	2,924	4,705	7,138	8,290

Operating expenses:
Research and development	4,067	3,785	8,261	7,681
General and administrative	2,201	1,640	4,324	3,318

Total operating expenses	6,268	5,425	12,585	10,999

Operating loss	(3,344)	(720)	(5,447)	(2,709)
Gain on sale of long-term investment	—	—	—	1,189
Interest and other income	159	312	446	597

Net loss	$(3,185)	$(408)	$(5,001)	$(923)

Net loss per common share – basic and diluted	$(0.07)	$(0.01)	$(0.12)	$(0.03)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	43,260	29,986	43,258	28,562

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,001)	$(923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	461	253
Share-based compensation expense	646	394
Gain on sale of long-term investment	—	(1,189)
Changes in assets and liabilities:
Trade accounts receivable	333	106
Other accounts receivable	1,173	—
Prepaid expenses and other assets	223	196
Accounts payable, accrued liabilities and accrued compensation and related expenses	(572)	43
Unearned contract revenue	(5,303)	(4,178)

Net cash used in operating activities	(8,040)	(5,298)

Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(926)
Proceeds from sale of long-term investment, net	—	2,149

Net cash provided by (used in) investing activities	(1,023)	1,223

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Financing arrangements	—	9,124
Employee stock plans	247	245

Net cash provided by financing activities	247	9,369

Net increase (decrease) in cash and cash equivalents	(8,816)	5,294

Cash and cash equivalents, beginning of the period	37,575	18,560

Cash and cash equivalents, end of the period	$28,759	$23,854

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
1. Significant Accounting Policies
     Business Description
     Genelabs Technologies, Inc. (“Genelabs” or the “Company”), is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our primary business objective is to translate research into novel therapeutics for disease areas with significant unmet medical needs. Currently, our product pipeline consists of infectious disease projects focused on hepatitis C virus (HCV) infection as well as a late-stage clinical asset for hepatitis E virus (HEV) that is being developed by GlaxoSmithKline. We are seeking to balance our pipeline by advancing our next generation drug compounds into a clinical stage where we can efficiently position these compounds for successful commercialization through collaborations with major pharmaceutical partners.
     Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Accelerated Clinical Research Organization, Inc., Genelabs Diagnostic, Inc. and Genelabs Europe B.V. All inter-company accounts and transactions have been eliminated. Genelabs operates in one business segment, the discovery and development of pharmaceutical products.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.
     These unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future interim period. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The comparative balance sheet as of December 31, 2007 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for that date.
     Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements and results of operations. As of June 30, 2008, the Company held approximately $27.8 million in a money market account that invests primarily in high quality government issued debt securities. These investments are valued using quoted prices in active markets for identical assets or liabilities.
     In accordance with FASB Staff Position (FSB) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company plans to adopt SFAS No. 157 as of January 1, 2009 for non-financial assets and liabilities that are recognized and disclosed at fair value on a non-recurring basis. The Company does not expect this adoption to have a significant impact on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 gives companies an option to measure eligible financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for the Company on January 1, 2008. The Company chose not to elect the fair value option under SFAS No. 159.
     In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), which requires that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The Company adopted EITF 07-3 on a prospective basis for new contracts entered into on or after January 1, 2008. The adoption of EITF 07-3 did not have an impact on our consolidated financial statements and results of operations.
     Other New Accounting Standards Not Yet Adopted
     In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of EITF 07-1 but does not expect it to have a significant impact on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised — 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R is a revision to previously existing guidance on accounting for business combinations. The revised statement retains the purchase method of accounting for acquisitions but provides new guidance on the measurement and recognition of assets acquired and liabilities assumed as well as the treatment of acquisition costs, in-process research and development and recognizable deferred tax benefits. The statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.
2. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently provides stock-based compensation under two plans:
     Stock Option Plan. The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted to directors and officers of the Company under the 2007 Plan is determined by the Board of Directors. The Compensation Committee, designated by the Board of Directors, determines the number of awards granted to non-officer employees of the Company. Stock options generally are not granted at exercise prices lower than fair market value of the underlying common stock on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provides for the reservation of all available shares for grant under the 2001 Plan as of the date of the 2007 annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. As of June 30, 2008, the number of shares of common stock available for future grants under the 2007 Plan is approximately 2,126,000.
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Eligible employees are entitled to purchase our common stock at 85% of its market value at the beginning of the then-effective offering period or the end of the then-effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of June 30, 2008, approximately 362,000 shares were available for future purchases under the ESPP.
     Share-Based Compensation Expense
     The Company recognizes share-based compensation expense based on the estimates of the fair-value of individual awards as measured on the grant date. The Company uses the Black-Scholes option-pricing model (Black-Scholes model) as its method of valuation for share-based payment awards. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the applicable employees’ requisite service periods in the Company’s Condensed Consolidated Statement of Operations.
     Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers, including directors, as compared to non-officers, the Company values its options separately for these two groups. The fair value of shares granted under our stock option plan for the three and six months ended June 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	For the three and six months ended June 30,
	2008		2007
	Officers	Non-Officers	Officers	Non-Officers
Risk-free interest rate	3.0%	3.0%	—	4.5%
Dividend yield	0.0%	0.0%	—	0.0%
Expected volatility	100.0%	100.0%	—	100.0%
Expected term (years)	5.94	5.75	—	5.75
     The fair value of shares assumed to be purchased under the ESPP for purposes of determining the related share-based compensation expense for the three and six months ended June 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	3.1%	4.9%
Dividend yield	0.0%	0.0%
Expected volatility	74.4%	100.0%
Expected term (years)	1.6	1.6
     The expected dividend yield, volatility and term used in valuing the Company’s share-based payment awards were determined by the Company based upon the historical behavior of option holders, historical fluctuations in the market price of the Company’s stock over a period similar to the expected terms of the awards, historical dividend payments and the expectations of Company management regarding these factors. The risk-fee interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s awards.
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

     Total share-based compensation expense related to the Company’s share-based awards was included in the Condensed Consolidated Statement of Operations as follows (amounts in thousands, except per share data):

	For the three months		For the six months ended
	ended June 30,		June 30,
	2008	2007	2008	2007
Research and development	$221	$150	$494	$293
General and administrative	67	44	152	101

Total share-based compensation expense	$288	$194	$646	$394

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

     On December 28, 2007, a purchase date under our ESPP, the fair market value of our stock was lower than the fair market value at the beginning of the respective purchase period. As a result, in accordance with the terms of the ESPP, forty-two participants were withdrawn from the then-effective offering period and re-enrolled into a new twenty-four-month offering period beginning January 1, 2008. This event is required to be treated as a modification of the terms of the original share-based awards and, accordingly, incremental compensation cost of approximately $37,000 associated with this modification is being recognized during the new offering period.
3. Comprehensive Loss
     During the three and six-month periods ending June 30, 2008 and 2007, the Company’s comprehensive loss was the same as its net loss.
4. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the periods reported in the Condensed Consolidated Statements of Operations. Had the Company been in a net income position, diluted earnings per share for the three and six months ended June 30, 2008 would not have included any additional shares but for the three and six months ended June 30, 2007 would have included an additional 1,307,000 and 776,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than June 30, 2008 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after June 30, 2008 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
     Genelabs Technologies, Inc. (“Genelabs” or the “Company”), is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our primary business objective is to translate research into novel therapeutics for disease areas with significant unmet medical needs. Currently, our product pipeline consists of infectious disease projects focused on HCV infection as well as a late-stage clinical asset for HEV that is being developed by GlaxoSmithKline. We are seeking to balance our pipeline by advancing our next generation drug compounds into a clinical stage where we can efficiently position these compounds for successful commercialization through collaborations with major pharmaceutical partners.
     During 2008, we continue to focus on five separate HCV programs. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside polymerase inhibitor program and the other as our non-nucleoside polymerase inhibitor program. We also have two programs that target specific HCV proteins, one known as NS5a and the other as NS4b. The fifth program is directed at inhibiting the function of the HCV replication complex, or replicase, which is comprised of several different HCV-encoded and host-encoded proteins. Our non-nucleoside program is partnered with Novartis to collaborate in the development and commercialization of certain compounds.
Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Introduction
     Our net loss was $3.2 million in the second quarter of 2008 compared to a net loss of $0.4 million for the second quarter of 2007. The increase in net loss was primarily the result of revenue recognized under our collaboration with Gilead Sciences, Inc. (Gilead) in the second quarter of 2007, with no comparable revenue in the second quarter of 2008. Partially offsetting this increase in the net loss was higher revenue recognized under our collaboration with Novartis Institutes for BioMedical Research (Novartis). A more detailed discussion of the changes in our statement of operations follows.
     Revenue
     The following table shows our revenue by major category for the second quarter ended June 30, 2008 and 2007 (dollars in thousands):

	For the three months ended
	June 30,
	2008	2007
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$2,687	$1,866
HCV nucleoside compound drug discovery research collaboration (Gilead)	—	2,490
Other contract revenue	30	48

Total contract revenue	2,717	4,404
Royalty revenue	207	301

Total revenue	$2,924	$4,705

     We received a non-refundable, up-front payment from our collaboration partners at the time that each of the above collaborations began. We recognize these payments into revenue over the term of our estimated potential research obligations under the agreements.

     We recognized higher revenue under our collaboration with Novartis in the second quarter of 2008 as compared to 2007 because, in the fourth quarter of 2007, we shortened the revenue recognition period for the up-front payment we received under the program. The revenue recognition period was shortened to end on the date that the research phase of the collaboration ended, June 2, 2008. To fund our efforts under the collaboration, Novartis also made quarterly payments during the research phase of the collaboration, which we recognized into revenue as earned. As of June 30, 2008, we have no remaining unearned contract revenue under the collaboration.
     We did not recognize any revenue under our collaboration with Gilead during the second quarter of 2008 because the research phase of the collaboration, and our obligations to Gilead under the program, ended on September 30, 2007. Additionally, during the second quarter of 2008, we announced that Gilead exercised its right to terminate the collaboration agreement and return to Genelabs all licenses to the compounds developed under the program.
     Research and Development Expenses
     Because we are in the business of drug discovery and development and to date have not developed any products that have been approved for sale, the majority of our resources are devoted to drug discovery and development efforts, and accordingly, most of our costs are classified as research and development and expensed as incurred. Research and development expenses include related salaries and benefits, supplies and chemicals used in laboratories, preclinical trials, compound manufacturing costs, contract and outside service fees and allocated facilities and overhead costs. The vast majority of our research and development resources are directed toward the discovery of new drugs targeting HCV. The following table shows our research and development expenses by major category (dollars in thousands):

	For the three months ended
	June 30,
	2008	2007	Change

Drug discovery (HCV)	$2,522	$2,376	+6.1%
Drug development	96	217	-55.8%
Support costs and other research and development	1,449	1,192	+21.6%

Total research and development	$4,067	$3,785	+7.5%

     Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased in the second quarter of 2008 compared to the second quarter of 2007 as a result of an increase in the average number of scientists that we had working on our HCV programs during the 2008 period. The increase was partially offset by a decrease in our drug development costs.
     Support costs and other research and development are primarily costs associated with maintaining our research and development facility, such as rent, insurance, depreciation, utilities, maintenance and security, as well as the cost of support staff and our bonus and equity-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. The portion allocated to research and development increased by approximately $0.3 million in the second quarter of 2008, as compared to the second quarter of 2007, primarily as a result of an overall increase in our depreciation and equity-based compensation expenses. The increase in depreciation expense was a result of lab and facility improvements that we completed and placed into service in the first quarter of 2008. The increased equity-based compensation expense resulted from stock options granted under our equity-based compensation plans approved by our shareholders in June 2007.
     Genelabs’ drug discovery process includes ongoing identification of potential lead compounds, refinement of lead compounds through a process known as lead optimization and continued testing of our preclinical drug candidates. To support the drug discovery process, we have built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Since initiating our first drug discovery program in 1993, we have incurred direct drug discovery costs of approximately $66 million through June 30, 2008. Since initiating our first HCV drug discovery programs in early 2002, we have incurred direct costs of approximately $36 million and recognized revenue of $38 million under these programs through June 30, 2008.
     Management continually evaluates the status of our drug discovery and development programs and expects to continue to devote resources toward these efforts. However, the future outcomes of current and planned scientific experiments and corporate partnering discussions may affect our spending plans as we balance our limited cash resources and our various drug discovery and development opportunities.
     General and Administrative Expenses
     General and administrative expenses were $2.2 million in the second quarter of 2008 compared to $1.6 million in the second quarter of 2007. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments. General and administrative expenses also includes professional expenses, such as audit and legal, including intellectual property costs associated with our drug discovery and development programs, and allocated facilities costs, such as rent, insurance, depreciation, utilities, maintenance and security, as well as the cost of support staff and our bonus and share-based compensation. The increase in general and administrative expenses in the second quarter of 2008 compared to the second quarter of 2007 is primarily the result of costs associated with administrative headcount hired late in 2007, a non-recurring financial advisory fee and higher intellectual property filing costs.
     Other Income
     Interest and other income were approximately $0.2 million and $0.3 million in the second quarters of 2008 and 2007, respectively.
Results of Operations –Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Introduction
     Our net loss was $5.0 million for the first six months of 2008 compared to a net loss of $0.9 million for the first six months of 2007. The increase in net loss was primarily the result of revenue recognized under our collaboration with Gilead in the first half of 2007, with no comparable revenue in the first half of 2008. We also recorded a gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. in the first half of 2007 with no similar transaction in the first half of 2008. Partially offsetting these increases in the net loss was higher revenue recognized under our collaboration with Novartis. A more detailed discussion of the changes in our statement of operations follows.

     Revenue
     The following table shows our revenue by major category for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the six months ended
	June 30,
	2008	2007

HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$6,637	$3,733
HCV nucleoside compound drug discovery research collaboration (Gilead)	—	3,980
Other contract revenue	60	95

Total contract revenue	6,697	7,808
Royalty revenue	441	482

Total revenue	$7,138	$8,290

     We recognized higher revenue under our collaboration with Novartis in the first half of 2008, as compared to the first half of 2007, because, in the fourth quarter of 2007, we shortened the revenue recognition period for the up-front payment we received under the program to end on the date that the research phase of the collaboration ended, June 2, 2008.
     We did not recognize any revenue under our collaboration with Gilead during the first half of 2008 because the research phase of the collaboration, and our obligations to Gilead under the program, ended on September 30, 2007.
     Royalty revenue was approximately $0.4 million and $0.5 million in the first half of 2008 and 2007, respectively.
     Research and Development Expenses
     The following table shows our research and development expenses by major category (dollars in thousands):

	For the six months ended
	June 30,
	2008	2007	Change

Drug discovery (HCV)	$4,911	$4,800	+2.3%
Drug development	276	407	-32.2%
Support costs and other research and development	3,074	2,474	+24.3%

Total research and development	$8,261	$7,681	+7.6%

     Drug discovery costs increased in the first half of 2008 compared to the first half of 2007 as a result of an increase in the average number of scientists that we had working on our HCV programs during the 2008 period. The increase was offset by a decrease in our drug development costs. Support costs and other research and development costs increased in the first half of 2008, as compared to the first half of 2007, primarily as a result of an overall increase in our depreciation and equity-based compensation expenses as discussed above.
     General and Administrative Expenses
     General and administrative expenses were $4.3 million in the first half of 2008 compared to $3.3 million in the first half of 2007. The increase is primarily the result of costs associated with the resignation of our former Chief Executive Officer in the first quarter of 2008, administrative headcount hired late in 2007, a non-recurring financial advisory fee and higher intellectual property filing costs.
     Other Income
     During the first half of 2007 we recorded a gain of approximately $1.2 million on the disposition of our investment in Genovate Biotechnology Co., Ltd. There was no similar transaction in the first half of 2008.

     Interest and other income were approximately $0.4 million and $0.6 in the first six months of 2008 and 2007, respectively.
     Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. We had cash and cash equivalents of $28.8 million at June 30, 2008.
     We presently estimate that our current cash resources will be adequate to provide liquidity for our existing operations into fiscal year 2010.
     Our liquidity and capital resources will be impacted by the discontinuation of ongoing research funding after the research phase of our collaboration with Novartis concluded during the second quarter of 2008. Longer-term, we believe our liquidity and capital resources will be materially impacted by our success or failure, or the success or failure of our collaborators, in reaching milestones covered under corporate collaborations, the progress of our unpartnered drug discovery programs, the ability to enter into or modify existing corporate collaborations and regulatory actions regarding our investigational drugs.
     Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. We expect to continue incurring substantial costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs through 2010 and beyond, we will require additional funding, but additional funds may not be available on acceptable terms, if at all, due to various factors, including our ability to continue trading on the Nasdaq Capital Market. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our product candidates and technologies, which would have a material adverse effect on our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents. We consider the interest rate risk minimal, as substantially all investments are in a money market fund that invests primarily in high-quality, government-issued debt securities and we have not invested in derivative instruments. As of June 30, 2008, the overall average maturity of Genelabs’ short-term investment portfolio was less than 90 days, leaving only minimal exposure to changes in interest rates.

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
  Changes in Internal Control Over Financial Reporting
     On July 10, 2008, we announced the dismissal of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm, and our engagement of Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
     Other than the change in our independent registered public accounting firm, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There are a number of risk factors that should be considered by our shareholders and prospective investors. It is not possible to comprehensively address all risks that exist. The following represent risk factors that have been revised since our last Annual Report on Form 10-K. These factors do not reflect all risks to which our Company is subject and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to other information in this Quarterly Report on Form 10-Q.
  Risks Related to Genelabs
     If we are delisted from the Nasdaq Capital Market, the value of your investment in Genelabs may substantially decrease.
     On April 22, 2008, we received a letter from the Nasdaq Stock Market notifying the Company that for the thirty consecutive trading days preceding the date of the notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing under Nasdaq Marketplace Rule 4310(c)(4). The notice also stated that pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until October 20, 2008, to regain compliance.
     To regain compliance, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date. Genelabs must also maintain at least $2.5 million in shareholders’ equity or a market value of at least $35 million in order to remain listed. As of June 30, 2008, our shareholders’ equity balance was approximately $28.6 million. Between January 1, 2007 and June 30, 2008, our market value fluctuated between approximately $27.5 million and approximately $90.0 million. We anticipate that our shareholders’ equity will decrease with our cash balance as we continue to fund our operations with cash on hand.
     If compliance with the minimum bid price requirement cannot be demonstrated by October 20, 2008, the Nasdaq Capital Market will determine whether the Company meets the other initial listing criteria as set forth in Marketplace Rule 4310(c). If the Company meets the other initial listing criteria on October 20, 2008, we will be granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq Capital Market will provide written notification that the Company’s securities will be delisted. The Company is allowed to appeal this determination.
     If we are unable to meet or maintain compliance with all of the Nasdaq listing requirements, we may be delisted from the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could significantly limit the liquidity of our common stock, adversely affect its trading price and impair our ability to raise significant funds through the capital markets.
We may not be profitable in the near future or at all and, in order to carry out our business plans, we will require additional funds that may not be available.
     We have incurred losses each year since our inception and have accumulated approximately $245 million in net losses through June 30, 2008, including a net loss of $5.0 million for the six months ended June 30, 2008 and a net loss of $2.3 million for the year ended December 31, 2007. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations into 2010. Thereafter, we will require additional capital to carry out our business plans.

     Additional funds for our research and development activities may not be available on acceptable terms, if at all. The unavailability of additional funds could delay or prevent the development of some or all of our product candidates and technologies, which would have a material adverse effect on our business, financial condition and results of operations and would likely impair our ability to raise sufficient funds to continue our operations beyond early 2010.
     Our liquidity and capital resources also continue to be impacted by the discontinuation of ongoing research funding upon conclusion of the research phase of our collaboration with Novartis. We also may not be able to obtain additional sources of funding by entering into new collaborations.
     Inability to Accurately Predict Progress in Drug Discovery Programs.
     Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated, and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages and cannot predict whether any of our compounds will result in commercial products or lead to revenue for the Company.
Additional collaborative arrangements to develop and commercialize our product candidates may not be available to us on favorable terms or at all.
     Given our financial position and the broad range of resources required for drug development, we have in the past and will likely continue to need to enter into collaborations with larger pharmaceutical and biotechnology companies. However, we may not be able to negotiate new collaboration agreements on favorable terms or at all.
     Factors influencing our ability to enter into new or favorable collaborations may include the strength of our toxicity, bioavailability or efficacy data relative to that of other potential drug candidates and the lack of patent protection for our drug candidates or claims by others that our drug candidates infringe their patents or other intellectual property rights. Broad market conditions and shifting commercial and technical priorities impacting biotechnology and pharmaceutical companies may also inhibit our ability to enter into new or favorable collaborative arrangements. We would likely find it difficult to advance to the preclinical stage with some of our newer product candidates if we are unable to find a suitable collaborator.
  Risks Relating to Owning Our Stock
Because the market price of our common stock is volatile, the value of your investment in Genelabs may substantially decrease.
     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will likely continue to be highly volatile. Between January 1, 2007 and June 30, 2008, the price of our common stock fluctuated between $2.67 and $0.57 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, due partly to our low average daily trading volume, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock. This risk is amplified where certain larger shareholders adversely react to the bid price of our common stock remaining below $1.00.

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
Item 4. Submission of Matters to a Vote of Security Holders
     Genelabs held its Annual Meeting of Shareholders on June 13, 2008.
     At the meeting, the shareholders elected the following nominees to serve as directors of the Company until the next annual meeting and until their successors are elected and qualified, or until their earlier resignation or removal:

	Shares	Shares
Director Name	Voted For	Withheld
Leslie J. Browne, Ph.D.	28,113,148	2,260,562
Irene A. Chow, Ph.D.	28,605,592	1,768,118
H. H. Haight	28,101,179	2,272,531
Alan Y. Kwan	24,314,675	6,059,035
Matthew J. Pfeffer	28,117,581	2,256,129
     The shareholders also ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 (with 29,105,488 shares voting for, 151,466 against and 1,116,756 abstaining).

     Item 6. Exhibits

Exhibit
No.	Exhibit Title
31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)

Date: August 12, 2008	/s/ Irene A. Chow, Ph.D.

Irene A. Chow, Ph.D.
Executive Chairman of the Board*

Date: August 12, 2008	/s/ Frederick W. Driscoll

Frederick W. Driscoll
Chief Financial Officer

*	Irene A. Chow, Ph.D. is currently serving as both the acting principal executive officer and the Executive Chairman of the Board of Genelabs.

EXHIBIT INDEX

Exhibit
No.	Exhibit Title
31.01	Certification of Acting Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.