Form 10-K/A
period 2007-12-31
GENELABS TECHNOLOGIES INC /CA
filed 2008-11-05
CIK 874443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
on
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-19222
Genelabs Technologies, Inc.
(Exact name of registrant as specified in its charter)

California	94-3010150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Penobscot Drive,	94063
Redwood City, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (650) 369-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Listed
Common Stock, no par value	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☑
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.01
EXHIBIT 31.02

Explanatory Note
     Genelabs Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”), to amend the certifications of the Company’s Executive Chairman of the Board and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.01 and 31.02.
     Except for the filing of the amended Certifications as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
     (a)(3) and (b) Index to Exhibits. The following documents are filed herewith.

Exhibit No.	Exhibit Title
31.01	Certification of Executive Chairman of the Board pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)
By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll
President and Chief Executive Officer and Principal Financial Officer

November 5, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.01	Certification of Executive Chairman of the Board pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.