Form 10-Q/A
period 2008-03-31
GENELABS TECHNOLOGIES INC /CA
filed 2008-11-05
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
on
FORM 10-Q/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock — no par value	43,256,000

TABLE OF CONTENTS

PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.01
EXHIBIT 31.02

Explanatory Note
     Genelabs Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 14, 2008 (the “Original Filing”), to amend the certifications of the Company’s Executive Chairman of the Board and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.01 and 31.02.
     Except for the filing of the amended Certifications as described above, this Form 10-Q/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.
PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit
No.	Exhibit Title
31.01	Certification of Executive Chairman of the Board pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.02	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)
Date: November 5, 2008	/s/ Frederick W. Driscoll
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