Form 10-Q
period 2008-09-30
GENELABS TECHNOLOGIES INC /CA
filed 2008-11-13
CIK 874443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008

Common Stock – no par value	43,879,917

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are subject to the “safe harbor” created therein, including those statements which use any of the words “may,” “will,” “anticipates,” “estimates,” “intends,” “believes,” “expects,” “plans,” “potential,” “seeks,” “goal,” “objective,” and similar expressions. These forward-looking statements include, among others, statements regarding:
•	the satisfaction of conditions to, and timing for completion of, our proposed merger with a subsidiary of GlaxoSmithKline;

•	our ability to remain listed on the Nasdaq Capital Market;

•	estimates that existing cash resources will be adequate to provide liquidity for our regular operations into fiscal year 2010;

•	our future cash resources, expenditures and our ability to obtain additional funding for our business plans;

•	plans, programs, progress, and potential success of our research efforts, including our ability to identify compounds for preclinical development and the success of any such preclinical development efforts in our hepatitis C virus (“HCV”) and other research programs;

•	plans, programs, progress, and potential success of our existing or potential collaborators and licensees, including those with Novartis for non-nucleoside compounds against HCV and GlaxoSmithKline for hepatitis E vaccine;

•	our ability, or our collaborators’ ability, to achieve any of the milestones contained in our collaboration and license agreements; and

•	the securing and defense of intellectual property rights important to our business.
     All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements and are subject to risks and uncertainties, including those set forth in the Risk Factors section in Item 1A of Part II. Among these are the risks that we may not be able to fulfill all conditions to the Merger with GSK and consummate the Merger, that the defense and eventual outcome of existing or future lawsuits pertaining to the Merger could have a material adverse effect on the Company and our ability to consummate the Merger, that our common stock may be delisted from the Nasdaq Capital Market, that we may not be able to raise sufficient funds to continue operations, that problems with our manufacturers or collaborators may negatively impact their or our research, clinical trials or product manufacture, development or marketing, that our research programs may fail or that our attempts to enter into new or additional collaborations or to license our technologies to others may fail. These as well as other factors may also cause actual results to differ materially from those projected and expressed or implied in these statements. We assume no obligation to update any such forward-looking statement for subsequent events. The risks and uncertainties under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007, among other things, should be considered in evaluating our prospects and future financial performance. All forward-looking statements included in this quarterly report on Form 10-Q are made as of the date hereof.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,091	$37,575
Trade accounts receivable	8	898
Other accounts receivable	—	1,173
Prepaid expenses and other current assets	223	282

Total current assets	24,322	39,928
Property and equipment, net	3,278	2,854
Long-term deposit	112	112

Total assets	$27,712	$42,894

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,087	$1,430
Accrued compensation and related expenses	1,218	1,820
Unearned contract revenue	120	5,364

Total current liabilities	2,425	8,614
Accrued compensation	32	228
Other accrued liabilities	734	866
Unearned contract revenue	392	482

Total liabilities	3,583	10,190

Commitments and contingencies
Shareholder’s equity:
Common stock	273,738	272,434
Accumulated deficit	(249,609)	(239,730)

Total shareholders’ equity	24,129	32,704

Total liabilities and shareholders’ equity	$27,712	$42,894

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Contract	$30	$4,404	$6,727	$12,212
Royalty	270	236	711	718

Total Revenue	300	4,640	7,438	12,930

Operating expenses:
Research and development	3,655	3,335	11,916	11,016
General and administrative	1,647	1,672	5,971	4,990

Total operating expenses	5,302	5,007	17,887	16,006

Operating loss	(5,002)	(367)	(10,449)	(3,076)
Gain on sale of long-term investment	—	—	—	1,189
Interest and other income	124	279	570	876

Net loss	$(4,878)	$(88)	$(9,879)	$(1,011)

Net loss per common share – basic and diluted	$(0.11)	$0.00	$(0.23)	$(0.03)

Weighted average shares outstanding to calculate basic and diluted net loss per common share	43,685	30,186	43,401	29,115

See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,879)	$(1,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	721	378
Share-based compensation expense	1,061	663
Gain on sale of long-term investment	—	(1,189)
Changes in assets and liabilities:
Trade accounts receivable	890	71
Other accounts receivable	1,173	—
Prepaid expenses and other assets	59	(372)
Accounts payable, accrued liabilities and accrued compensation and related expenses	(1,273)	434
Unearned contract revenue	(5,334)	(7,757)

Net cash used in operating activities	(12,582)	(8,783)

Cash flows from investing activities:
Purchases of property and equipment	(1,145)	(1,085)
Proceeds from sale of long-term investment, net	—	2,149

Net cash provided by (used in) investing activities	(1,145)	1,064

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs:
Financing arrangements	—	9,114
Employee stock plans	243	263

Net cash provided by financing activities	243	9,377

Net increase (decrease) in cash and cash equivalents	(13,484)	1,658
Cash and cash equivalents, beginning of the period	37,575	18,560

Cash and cash equivalents, end of the period	$24,091	$20,218

     See accompanying notes to condensed consolidated financial statements.

GENELABS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
1. Significant Accounting Policies
     Business Description
     Genelabs Technologies, Inc. (“Genelabs” or the “Company”) is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our primary business objective is to translate research into novel therapeutics for disease areas with significant unmet medical needs. Currently, our product pipeline consists of infectious disease projects focused on hepatitis C virus (“HCV”) infection as well as a late-stage clinical asset for hepatitis E virus (“HEV”) that is being developed by GlaxoSmithKline. We are seeking to balance our pipeline by advancing our next generation drug compounds into a clinical stage where we can efficiently position these compounds for successful commercialization through collaborations with major pharmaceutical partners.
     On October 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SmithKline Beecham Corporation (“SKB”), a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”), and Gemstone Acquisition Corporation (the “Merger Sub”), a California corporation and wholly-owned subsidiary of SKB, whereby the Merger Sub will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of GSK (the “Merger”), subject to the satisfaction or waiver of specified closing conditions, including, among others, the tender by our shareholders of at least 90% of the outstanding shares of our common stock on a fully diluted basis, unless otherwise agreed. There is no guarantee that the conditions to the Merger will be satisfied or that the Merger will close in the expected time frame, or at all. See Note 5 for more information on this proposed transaction.
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
     These unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future interim period. These unaudited condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The comparative balance sheet as of December 31, 2007 has been derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for that date.
     Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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
     The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements and results of operations. As of September 30, 2008, the Company held approximately $22.9 million in a money market account that invests primarily in high quality government issued debt securities. These investments are valued using quoted prices in active markets for identical assets or liabilities.
     In accordance with FASB Staff Position (“FSB”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company plans to adopt SFAS No. 157 as of January 1, 2009 for non-financial assets and liabilities that are recognized and disclosed at fair value on a non-recurring basis. The Company does not expect this adoption to have a significant impact on its consolidated financial position and results of operations.
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
     In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that non-refundable advance payments for goods or services to be received in the future for use in research and development activities should be capitalized and expensed as the related goods are delivered or services are performed. If expectations change such that the goods or services will not be delivered, any remaining capitalized amounts should be expensed. The Company adopted EITF 07-3 on a prospective basis for new contracts entered into on or after January 1, 2008. The adoption of EITF 07-3 did not have an impact on our consolidated financial statements and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised — 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to previously existing guidance on accounting for business combinations. The revised statement retains the purchase method of accounting for acquisitions but provides new guidance on the measurement and recognition of assets acquired and liabilities assumed as well as the treatment of acquisition costs, in-process research and development and recognizable deferred tax benefits. The statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.
2. Stock-Based Compensation
     Stock-Based Compensation Plans
     The Company currently provides stock-based compensation under two plans:
     Stock Option Plan. The Company’s 2007 Omnibus Stock Incentive Plan (the “2007 Plan”) provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock and performance shares to employees, officers, directors, consultants or advisors to the Company. The number of awards granted to directors and officers of the Company under the 2007 Plan is determined by the Board of Directors. The Compensation Committee, designated by the Board of

Directors, determines the number of awards granted to non-officer employees of the Company. Stock options generally are not granted at exercise prices lower than fair market value of the underlying common stock on the date of grant and vest over periods ranging up to four years, with expiration no later than ten years from the date of grant. The 2007 Plan was approved by the Company’s shareholders at the June 15, 2007 annual meeting and is a successor to the 2001 Stock Option Plan (the “2001 Plan”). No additional grants will be made under the 2001 Plan. The 2007 Plan provides for the reservation of all available shares for grant under the 2001 Plan as of the date of the 2007 annual meeting and any and all shares that would otherwise be returned to the 2001 Plan by reason of expiration of its term or cancellation upon termination of employment or service for issuance. As of September 30, 2008, the number of shares of common stock available for future grants under the 2007 Plan was approximately 2,025,000.
     Employee Stock Purchase Plan. Employees who meet certain minimum requirements are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”). Eligible employees are entitled to purchase our common stock at 85% of its market value at the beginning of the then-effective offering period or the end of the then-effective six-month purchase period, whichever is lower. Stock may be purchased at the same price for up to four purchase periods comprising an offering period. Employees can contribute up to 15% of total compensation, but purchases are limited to a maximum of $25,000 per year. As of September 30, 2008, approximately 362,000 shares were available for future purchases under the ESPP. On November 5, 2008 in accordance with the terms of the ESPP, and as contemplated by the terms of the Merger Agreement, all current offering periods under the ESPP were terminated and participants purchased a total of 195,000 shares of our common stock.
     Share-Based Compensation Expense
     The Company recognizes share-based compensation expense based on the estimates of the fair-value of individual awards as measured on the grant date. The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based payment awards. The portion of the expense related to awards that are ultimately expected to vest is recognized on a straight line basis over the applicable employees’ requisite service periods in the Company’s Condensed Consolidated Statement of Operations.
     Because the Company’s historical data demonstrated different patterns of stock option exercise behavior for officers, including directors, as compared to non-officers, the Company values its options separately for these two groups. The fair value of shares granted under our stock option plan for the three and nine months ended September 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	For the three and nine months ended September 30,
	2008		2007
	Officers	Non-Officers	Officers	Non-Officers
Risk-free interest rate	3.0%	3.0%	4.7%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	100.0%	100.0%	100%	100.0%
Expected term (years)	5.94	5.75	6.75	5.75
     The fair value of shares assumed to be purchased under the ESPP for purposes of determining the related share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.5%	4.8%
Dividend yield	0.0%	0.0%
Expected volatility	65.0%	100.0%
Expected term (years)	1.4	1.3
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
     Total share-based compensation expense related to the Company’s share-based awards was included in the Condensed Consolidated Statement of Operations as follows (amounts in thousands, except per share data):

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2008	2007	2008	2007
Research and development	$330	$205	$820	$497
General and administrative	85	64	241	166

Total share-based compensation expense	$415	$269	$1,061	$663

Effect on net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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
     On June 30, 2008, a purchase date under our ESPP, the fair market value of our stock was lower than the fair market value at the beginning of the respective purchase period. As a result, in accordance with the terms of the ESPP, thirty-nine participants were withdrawn from the then-effective offering period and re-enrolled into a new twenty-four month offering period beginning July 1, 2008. This event is required to be treated as a modification of the terms of the original share-based awards and, accordingly, incremental compensation cost of approximately $155,000 associated with this modification is being recognized during the new offering period.
3. Comprehensive Loss
     During the three and nine month periods ending September 30, 2008 and 2007, the Company’s comprehensive loss was the same as its net loss.
4. Net Loss per Share
     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the periods reported in the Condensed Consolidated Statements of Operations. If the Company had been in a net income position, diluted earnings per share for the three and nine months ended September 30, 2008 would not have included any additional shares but for the three and nine months ended September 30, 2007 would have included an additional 1,074,000 and 830,000 shares, respectively, related to the Company’s outstanding stock options and warrants as determined under the treasury stock method.
5. Subsequent Event
     On October 29, 2008, the Company entered into the Merger Agreement with SKB and Merger Sub, whereby Merger Sub will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of GSK. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, the tender by our shareholders of at least 90% of the outstanding shares of our common stock on a fully-diluted basis, unless otherwise agreed, and the absence of any material adverse effect on the Company from and after the date of the Merger Agreement.
     Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $1.30 in cash, without interest. In addition, all of the Company’s unvested stock options will vest prior to the effective time of the Merger and any issued and outstanding stock options with an exercise price per share less than $1.30 will be converted into the right to receive an amount in cash equal to the excess of $1.30 per share over the exercise price per share of such stock option, less any withholding tax.

     The Merger Agreement provides that, during the period between the date of the Merger Agreement and the closing of the Merger, the Company will operate its business in the ordinary course. The Merger Agreement also includes certain termination rights for both the Company and GSK.
     The Merger Agreement provides that in certain circumstances, the Company may be required to pay GSK a termination fee of $3,000,000 and up to an additional $500,000 to reimburse GSK’s expenses. These fees would be in addition to significant costs that we have incurred and expect to further incur on our own, including investment banking fees, legal fees, and other costs necessary to complete the Merger. Many of these costs have been or will be incurred irrespective of whether or not the Merger is consummated.
     Additionally, on November 4, 2008, a putative shareholder class action lawsuit was filed by a single plaintiff against the Company, members of the Company’s Board of Directors and GSK in the Superior Court of California, County of San Mateo. The complaint, entitled Lanre Rotimi Rollover IRA v. Genelabs Technologies, Inc., et al., alleges, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize shareholder value when negotiating and entering into the Merger Agreement. The complaint alleges that GSK aided and abetted those purported breaches. The plaintiff seeks, among other things, to enjoin the Merger or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. The Company believes that the allegations of the complaint are without merit and intends to vigorously defend the action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical are forward-looking statements. All estimates for periods later than September 30, 2008 of costs, expenses, revenue, savings, future amortization periods and other items are forward-looking statements. Statements regarding possible actions or decisions in periods ending after September 30, 2008 by Genelabs and other parties, including collaborators and regulatory authorities, are forward-looking statements. Actual results may differ from the forward-looking statements due to a number of risks and uncertainties that are discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Shareholders and prospective investors in the Company should carefully consider these risk factors. We disclaim any obligation to update these statements for subsequent events.
     Genelabs Technologies, Inc. (“Genelabs” or the “Company”) is a biopharmaceutical company engaged in the discovery and development of pharmaceutical products to improve human health. Our primary business objective is to translate research into novel therapeutics for disease areas with significant unmet medical needs. Currently, our product pipeline consists of infectious disease projects focused on HCV infection as well as a late-stage clinical asset for HEV that is being developed by GlaxoSmithKline. We are seeking to balance our pipeline by advancing our next generation drug compounds into a clinical stage where we can efficiently position these compounds for successful commercialization through collaborations with major pharmaceutical partners.
     During 2008, we have continued to focus on five separate HCV programs. Two of these programs target the HCV NS5b RNA-dependent RNA polymerase (the enzyme directly responsible for replication of the HCV genome), although through different mechanisms. We refer to one of these programs as our nucleoside polymerase inhibitor program and the other as our non-nucleoside polymerase inhibitor program. We also have two programs that target specific HCV proteins, one known as NS5a and the other as NS4b. The fifth program is directed at inhibiting the function of the HCV replication complex, or replicase, which is comprised of several different HCV-encoded and host-encoded proteins. Our non-nucleoside program is partnered with Novartis Institutes for BioMedical Research (“Novartis”). The research phase of the collaboration was completed on June 2, 2008. Novartis is continuing the research and development of collaboration compounds internally.
     On October 29, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SmithKline Beecham Corporation (“SKB”), a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”), and Gemstone Acquisition Corporation (the “Merger Sub”), a California corporation and wholly-owned subsidiary of SKB, whereby the Merger Sub will merge with and into us and we will become an indirect wholly-owned subsidiary of GSK (the “Merger”), subject to the satisfaction or waiver of specified closing conditions, including, among others, the tender by our shareholders of at least 90% of the outstanding shares of our common stock on a fully-diluted basis, unless otherwise agreed.
     Under the terms of the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $1.30 in cash, without interest. In addition, all of our unvested stock options will vest prior to the effective time of the Merger and any issued and outstanding stock options with an exercise price per share less than $1.30 will be converted into the right to receive an amount in cash equal to the excess of $1.30 per share over the exercise price per share of such stock option, less any withholding tax.
     The Merger Agreement provides that, during the period between the date of the Merger Agreement and the closing of the Merger, the Company will operate its business in the ordinary course. The Merger Agreement also includes certain termination rights for both us and GSK. The Merger Agreement provides that in certain circumstances, we may be required to pay GSK a termination fee of $3,000,000 and up to an additional $500,000 to reimburse GSK’s expenses. These fees would be in addition to significant costs that we have incurred and expect to further incur on our own related to the Merger, including investment banking fees, legal fees, and other costs necessary to complete the Merger. Many of these costs have been or will be incurred irrespective of whether or not the Merger is consummated.
     Unless otherwise indicated, the discussions in this document, including the description of our business and our management’s discussion and analysis of financial condition and results of operations and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 contained in this Quarterly Report on Form 10-Q, relate to the Company as a stand-alone entity and do not reflect the impact of the proposed Merger.

Results of Operations – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Introduction
     Our net loss was $4.9 million in the third quarter of 2008 compared to a net loss of $0.1 million for the third quarter of 2007. The increase in net loss was primarily the result of a decrease in research collaboration contract revenue. A more detailed discussion of the changes in our statement of operations follows.
     Revenue
     The following table shows our revenue by major category for the third quarter ended September 30, 2008 and 2007 (dollars in thousands):

	For the three months ended
	September 30,
	2008	2007
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$—	$1,867
HCV nucleoside compound drug discovery research collaboration (Gilead)	—	2,490
Other contract revenue	30	47

Total contract revenue	30	4,404
Royalty revenue	270	236

Total revenue	$300	$4,640

     We received a non-refundable, up-front payment from our collaboration partners at the time that each of the above collaborations began. We recognize these payments into revenue over the term of our estimated potential research obligations under the agreements.
     We did not recognize any revenue under our collaboration with Novartis during the third quarter of 2008 because the research phase of the collaboration, and our obligations to Novartis under the program, ended on June 2, 2008. As of September 30, 2008, we have no remaining unearned contract revenue under the collaboration.
     We did not recognize any revenue under our collaboration with Gilead during the third quarter of 2008 because the research phase of the collaboration, and our obligations to Gilead under the program, ended on September 30, 2007. Additionally, during the second quarter of 2008, we announced that Gilead exercised its right to terminate the collaboration agreement and return to Genelabs all licenses to the compounds developed under the program.
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

	For the three months ended
	September 30,
	2008	2007
Drug discovery (HCV)	$2,404	$2,030
Drug development	83	170
Support costs and other research and development	1,168	1,135

Total research and development	$3,655	$3,335

     Expenses for drug discovery comprise the largest category of our research and development expenses. Drug discovery costs increased in the third quarter of 2008 compared to the third quarter of 2007 as a result of an increase in the average number of scientists that we had working on our HCV programs during the 2008 period.
     Support costs and other research and development are primarily costs associated with maintaining our research and development facility, such as rent, insurance, depreciation, utilities, maintenance and security, as well as the cost of support staff and our bonus and equity-based compensation. These costs are allocated based on relative headcount between research and development and general and administrative employees. These costs increased overall in the third quarter of 2008 as compared to the same period in 2007. The modest increase was the net result of increases in our depreciation and equity-based compensation expenses which were largely offset by a decrease in employee incentive bonus expense in the respective periods. The increase in depreciation expense is the result of laboratory and facility improvements that we completed and placed into service in the first quarter of 2008. The increase in equity-based compensation expense resulted primarily from stock options granted under equity-based compensation plans approved by our shareholders in June 2007.
     Genelabs’ drug discovery process includes ongoing identification of potential lead compounds, refinement of lead compounds through a process known as lead optimization and continued testing of our preclinical drug candidates. To support the drug discovery process, we have built medicinal chemistry, combinatorial chemistry, computational modeling, molecular biology, assay development and high-throughput screening, drug metabolism, pharmacokinetics and toxicology capabilities. Since initiating our first drug discovery program in 1993, we have incurred direct drug discovery costs of approximately $68 million through September 30, 2008. Since initiating our first HCV drug discovery programs in early 2002, we have incurred direct costs of approximately $38 million and recognized revenue of $38 million under these programs through September 30, 2008.
     Management continually evaluates the status of our drug discovery and development programs and expects that resources will continue to be devoted toward these efforts. However, those plans may be affected by the future outcomes of current and planned scientific experiments and the proposed acquisition by GSK. Additionally, in the event that the proposed acquisition by GSK is not consummated, those plans will be affected by our need to balance our limited cash resources and our various drug discovery and development opportunities.
     General and Administrative Expenses
     General and administrative expenses were $1.6 million in the third quarter of 2008 compared to $1.7 million in the third quarter of 2007. Our general and administrative expenses consist primarily of personnel costs for executive management, finance, business development, human resources and legal departments. General and administrative expenses also includes professional expenses, such as audit and legal, including intellectual property costs associated with our drug discovery and development programs, and allocated facilities costs, such as rent, insurance, depreciation, utilities, maintenance and security, as well as the cost of support staff and our bonus and share-based compensation.
     Other Income
     Interest and other income were approximately $0.1 million and $0.3 million in the third quarters of 2008 and 2007, respectively. The decrease in interest in the third quarter of 2008 compared to the third quarter of 2007 is primarily the result of lower interest rates.
Results of Operations – Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Introduction
     Our net loss was $10 million for the first nine months of 2008 compared to a net loss of $1 million for the first nine months of 2007. The increase in net loss was primarily the result of revenue recognized under our collaboration with Gilead in the 2007 period, with no comparable revenue in the first nine months of 2008. We also recorded a gain on the disposition of our investment in Genovate Biotechnology Co., Ltd. in the 2007 period with no similar transaction in the first nine months of 2008. A more detailed discussion of the changes in our statement of operations follows.
     Revenue
     The following table shows our revenue by major category for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the nine months ended
	September 30,
	2008	2007
HCV non-nucleoside compound drug discovery research collaboration (Novartis)	$6,637	$5,600
HCV nucleoside compound drug discovery research collaboration (Gilead)	—	6,470
Other contract revenue	90	142

Total contract revenue	6,727	12,212
Royalty revenue	711	718

Total revenue	$7,438	$12,930

     We recognized higher revenue under our collaboration with Novartis in the first nine months of 2008, as compared to the same period in 2007, because, in the fourth quarter of 2007, we shortened the revenue recognition period for the up-front payment we received under the program to end on June 2, 2008, the date that the research phase of the collaboration ended.
     We did not recognize any revenue under our collaboration with Gilead during the nine months ending September 30, 2008 because the research phase of the collaboration, and our obligations to Gilead under the program, ended on September 30, 2007.
Research and Development Expenses
     The following table shows our research and development expenses by major category (dollars in thousands):

	For the nine months ended
	September 30,
	2008	2007
Drug discovery (HCV)	$7,315	$6,830
Drug development	359	577
Support costs and other research and development	4,242	3,609

Total research and development	$11,916	$11,016

     Drug discovery costs increased in nine months ending September 30, 2008 compared to the nine months ending September 30, 2007 as a result of an increase in the average number of scientists that we had working on our HCV programs during the 2008 period. Support costs and other research and development costs increased in the nine months ending September 30, 2008, as compared to the nine months ending September 30, 2007, primarily as a result of an overall increase in our depreciation and equity-based compensation expenses.
     General and Administrative Expenses
     General and administrative expenses were $6.0 million in the nine months ending September 30, 2008 compared to $5.0 million in the nine months ending September 30, 2007. The increase is primarily the result of costs associated with the resignation of our former President and Chief Executive Officer in the first quarter of 2008, administrative headcount hired in late 2007, a non-recurring financial advisory fee and higher intellectual property filing costs.
     Other Income
     During the nine months ending September 30, 2007 we recorded a gain of approximately $1.2 million on the disposition of our investment in Genovate Biotechnology Co., Ltd. There was no similar transaction during the nine months ending September 30, 2008.
     Interest and other income were approximately $0.6 million and $0.9 million in the nine months ending September 30, 2008 and 2007, respectively. The decrease in interest in the first nine months of 2008 compared to the same period in 2007 is primarily the result of lower interest rates.
Liquidity and Capital Resources
     We assess liquidity primarily by the cash and cash equivalents available to fund our operations. We had cash and cash equivalents of $24.1 million at September 30, 2008.
     We presently estimate that our current cash resources would be adequate to provide liquidity for our existing operations into fiscal year 2010 if the proposed acquisition by GSK were not to be consummated and assuming that, in such event, we would not be required to pay GSK a termination fee or expenses.
     Longer-term, we believe our liquidity and capital resources as a stand-alone company will be materially impacted by our success or failure, or the success or failure of our collaborators, in reaching milestones covered under corporate collaborations, the progress of our unpartnered drug discovery programs, the ability to enter into or modify existing corporate collaborations, regulatory actions regarding our investigational drugs and our ability to raise funds from investors.

     Since our inception, we have operated at a loss and have funded operations primarily through public and private offerings of equity securities and, to a lesser extent, contract revenues. If we were to remain as a stand-alone company, we would expect to continue incurring substantial costs, including research costs for drug discovery. The amount of additional costs in our business plans will depend on numerous factors including the progress of our research and development programs and the actions of corporate collaborators. To meet our capital needs through 2010 and beyond, we will require additional funding, but additional funds may not be available on acceptable terms, if at all, due to various factors, including our ability to continue trading on the Nasdaq Capital Market. The unavailability of additional funds could delay or prevent the development, approval or marketing of some or all of our product candidates and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Genelabs’ exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents. We consider the interest rate risk minimal, as substantially all investments are in a money market fund that invests primarily in high-quality, government-issued debt securities and we have not invested in derivative instruments. As of September 30, 2008, the overall average maturity of Genelabs’ short-term investment portfolio was less than 90 days, leaving only minimal exposure to changes in interest rates.
Item 4T. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s President and Chief Executive Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s President and Chief Executive Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     On April 22, 2008, we received a letter from the Nasdaq Capital Market (the “Nasdaq”) notifying the Company that for the thirty consecutive trading days preceding the date of the notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing under Nasdaq Marketplace Rule 4310(c)(4). The notice also stated that pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we had been provided 180 calendar days, or until October 20, 2008, to regain compliance. On October 16, 2008, this compliance period was extended through January 20, 2009 when the Nasdaq announced a suspension of enforcement of its minimum bid price and market value requirements for a period of three months.
     To regain compliance prior to January 20, 2009, the bid price of our common stock would need to close at or above $1.00 per share for a minimum of ten consecutive trading days while we also maintain at least $2.5 million in shareholders’ equity or a market value of at least $15 million. On November 12, 2008, the bid price of our common stock closed above $1.00 for a tenth consecutive trading day. Our shareholders’ equity balance and market value also exceeded $2.5 million and $15 million, respectively, during that same consecutive 10 day period. Based on these facts, we expect to receive a notification from the Nasdaq confirming that we have regained compliance with the Nasdaq’s standards for continued listing. Even to the extent that we do receive such a notification from the Nasdaq, there is no guarantee that we will continue to meet these standards after the Nasdaq resumes enforcement of its minimum bid price and market value requirements in January 2009.
     The closing bid price of our common stock exceeded $1.00 in recent weeks because the price reflects a positive market assumption that the proposed Merger with GSK will be completed. If the Merger is not completed for any reason, the price of our common stock will likely decline below $1.00 per share. Between January 1, 2007 and September 30, 2008, our market value fluctuated between approximately $17.5 million and approximately $90.0 million. As of September 30, 2008, our shareholders’ equity balance was approximately $24.1 million; however, we anticipate that this balance will continue to decrease with our cash balance as we continue to fund our operations with cash on hand.
     If we are unable to meet or maintain compliance with all of the Nasdaq listing requirements in the future, we may be delisted from the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could significantly limit the liquidity of our common stock, adversely affect its trading price and impair our ability to raise significant funds through the capital markets.
We may not be profitable in the near future or at all and, in order to carry out our business plans, we will require additional funds that may not be available.
     We have incurred losses each year since our inception and have accumulated approximately $250 million in net losses through September 30, 2008, including a net loss of $10 million for the nine months ended September 30, 2008 and a net loss of $2.3 million for the year ended December 31, 2007. We may never be profitable and our revenues may never be sufficient to fund operations. We presently estimate that our current cash resources are adequate to fund our current operations into 2010. Thereafter, we will require additional capital to carry out our business plans.
     Additional funds for our research and development activities from outside sources such as new collaborations or public and private stock placements may not be available to us on acceptable terms when needed, if at all. Financing markets have been particularly inaccessible to biotechnology companies with less than $50 million in market capitalization over the past few months. We cannot assure you that such a financing would be possible. The unavailability of additional funds could delay or prevent the development of some or all of our product candidates and technologies, which would have a material adverse effect on our business, financial condition and results of operations and would likely impair our ability to raise sufficient funds to continue our operations beyond early 2010.

     We may be unable to accurately predict progress in our drug discovery programs.
     Due to the nature of drug discovery research and drug development, we cannot reliably estimate the outcome of scientific experiments, many of which will impact the design and conduct of subsequent scientific experiments, and all of which provide additional information on both the direction of the research program and likelihood of its success. As such, the potential timing for key future events that may occur in our drug discovery and development programs cannot reliably be estimated, and we cannot estimate whether a compound will advance to a later stage of development or when we may determine that a program is no longer viable for potentially producing a drug candidate. We also cannot reasonably predict the costs to reach these stages and cannot predict whether any of our compounds will result in commercial products or lead to revenue, including milestones or royalties under current or future collaboration and licensing arrangements.
Additional collaborative arrangements to develop and commercialize our product candidates may not be available to us on favorable terms or at all.
     Given our financial position and the broad range of resources required for drug development, we have in the past and, if the proposed Merger with GSK is not completed, will likely continue to need to enter into collaborations with larger pharmaceutical and biotechnology companies. However, we may not be able to negotiate new collaboration agreements on favorable terms or at all.
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
Risks Related to Our Proposed Merger with GSK
     We cannot assure you that all conditions to the Merger with GSK will be completed and the Merger consummated.
     On October 29, 2008, we announced that we had entered into the Merger Agreement with SKB and the Merger Sub. Under the Merger Agreement, upon completion of the Merger, we would become an indirect wholly-owned subsidiary of GSK. The Merger is subject to the satisfaction or waiver of closing conditions, including, without limitation, the tender by our shareholders of at least 90% of the outstanding shares of our common stock on a fully-diluted basis, unless otherwise agreed; the absence of a material adverse effect on the Company since the signing of the Merger Agreement; and obtaining all required consents and approvals in connection with the Merger. We cannot assure you that the conditions to the Merger will be satisfied or waived or that the Merger will close in the expected time frame or at all. We also cannot predict whether the Merger would proceed in the event that certain of our or GSK’s closing conditions cannot be satisfied.
We will no longer exist as an independent public company following the Merger, if consummated, and our shareholders will forego any increase in our value.
     If the Merger is successful, we will no longer exist as an independent public company and our shareholders will forego any increase in our value that might have otherwise resulted from our possible growth or from the future advancement of our drug discovery programs.
     Failure to complete the Merger could result in a very significant negative effect on our stock price, business and operations.
     If the Merger is not completed for any reason, the price of our common stock may decline significantly, in light of the fact that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. Furthermore, if the Merger Agreement is terminated, we may be unable to find a third party that is willing to engage in a similar transaction on terms as favorable as those set forth in the Merger Agreement, or at all, particularly since our cash balance continues to decline. In addition, we may not be able to enter into partnering or collaboration arrangements or successfully pursue financing activities, or obtain adequate funding through other strategic opportunities. Moreover, our scientific assets are at a very early stage of development, which limits our ability to enter into a collaboration with a third party that could have the potential to provide us with attractive terms. Additionally, the proposed Merger and any termination of the Merger Agreement may have a negative influence on our relationship with existing partners and vendors or disrupt our ongoing daily operations by, for example, serving as a distraction to our key management and scientific staff or by making it more difficult to retain such personnel. These constraints could severely limit our ability to continue as a stand-alone entity or otherwise pursue our strategic goals in an atmosphere of greatly increased uncertainty and volatility for small-cap biotechnology issuers.
     Upon termination of the Merger Agreement under specified circumstances, we may be required to pay a termination fee to GSK.
     Upon termination of the Merger Agreement under specified circumstances, we may be required to pay GSK a $3.0 million termination fee, plus an additional amount not to exceed $500,000 for expenses of GSK, at a time when such a payment could materially and adversely affect our liquidity and our ability to continue our business operations or otherwise continue as a going concern. These fees would be in addition to significant costs that we have incurred and expect to further incur on our own related to the Merger, many of which have been or will be incurred irrespective of whether or not the Merger is consummated.
     If the Merger is not consummated, based on our current cash and cash equivalents balance and anticipated cash needs, we will require an additional cash infusion to meet our capital needs through the end of 2010 and beyond. If we are unable to obtain new funding through collaboration, partnering or financing activities or through other strategic opportunities, we could ultimately end up with no alternative other than to liquidate, to sell our assets or to seek protection under U.S. bankruptcy laws.
     We are subject to litigation related to the pending merger.
     On November 4, 2008, a putative shareholder class action lawsuit was filed by a single plaintiff against the Company, members of the Company’s Board of Directors and GSK in the Superior Court of California, County of San Mateo. The complaint, entitled Lanre Rotimi Rollover IRA v. Genelabs Technologies, Inc., et al., alleges, among other things, that the members of the Company’s Board of Directors violated their fiduciary duties by failing to maximize shareholder value when negotiating and entering into the Merger Agreement. The complaint alleges that GSK aided and abetted those purported breaches. The plaintiff seeks, among other things, to enjoin the Merger or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved. The Company believes that the allegations of the complaint are without merit and intends to vigorously defend the action.
     Additional lawsuits pertaining to the merger could be filed in the future.
     The eventual outcome of existing or future lawsuits pertaining to the merger and the cost and effort which may be required by the Company in defending the merger could have a material adverse effect on the Company’s business, results of operations, financial condition, cash flows and ability to consummate the Merger.

   Risks Relating to Owning Our Stock
     Because the market price of our common stock is volatile, the value of your investment in Genelabs may substantially decrease.
     The market price of our common stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and will likely continue to be highly volatile. Between January 1, 2008 and September 30, 2008, the price of our common stock fluctuated between $1.54 and $0.40 per share. In addition to the factors discussed in this Risk Factors section, a variety of events can impact the stock price. For example, due partly to our low average daily trading volume, the availability of a large block of stock for sale in relation to our normal trading volume could result in a decline in the market price of our common stock. This risk is amplified where certain larger shareholders adversely react to the bid price of our common stock remaining below $1.00.
     In addition, numerous events occurring outside of our control may also impact the price of our common stock, including:
•	general market conditions for emerging growth, biotechnology and pharmaceutical companies;

•	broad market fluctuations;

•	our or our collaborators’ results of preclinical studies and clinical trials;

•	announcements of achievement of research or development milestones, technological innovations or new products by us or our competitors;

•	progress of our products through the regulatory process;

•	government regulatory actions affecting our products or our competitors’ products in the United States or foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	historical or anticipated fluctuations in our operating results;
•	comments or estimates made by securities analysts; and

•	economic conditions in the United States or abroad.

Item 6.	Exhibits

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger among SmithKline Beecham Corporation, Gemstone Acquisition Corporation and the Registrant, dated as of October 29, 2008 (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2008 [File No. 0-19222] and incorporated herein by reference).

31.01	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELABS TECHNOLOGIES, INC. (Registrant)
Date: November 13, 2008	/s/ Frederick W. Driscoll
Frederick W. Driscoll
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger among SmithKline Beecham Corporation, Gemstone Acquisition Corporation and the Registrant, dated as of October 29, 2008 (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2008 [File No. 0-19222] and incorporated herein by reference).

31.01	Certification of President and Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.01	Certification of President and Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.